Form 10QSB
period 2005-08-31
CAPITAL RESOURCE FUNDING INC
filed 2005-10-21
CIK 1298195

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended August 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CAPITAL RESOURCE FUNDING, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	54-2142880
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

2212 Lantern Way Circle, Cornelius, North Carolina 28031
(Address of principal executive offices)

(704) 564-1676
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of October 19, 2005: 10,790,000

Number of shares of preferred stock outstanding as of October 19, 2005: -0-

Index

ITEM 1.

Capital Resource Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
BALANCE SHEET
AS OF AUGUST 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,624
TOTAL CURRENT ASSETS	1,624

TOTAL ASSETS	$1,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued interest	$583
Notes payable	59,435
60,018
STOCKHOLDERS' DEFICIT
Convertible preferred stock ($.00000005 par value, 100,000,000
shares authorized; none issued and outstanding at August 31, 2005)	-
Common stock ($.00000005 par value, 100,000,000 shares authorized;
10,790,000 issued and outstanding at August 31, 2005)	1
Additional paid in capital	202,331
Deficit accumulated during the development stage	(260,726)

TOTAL STOCKHOLDERS' DEFICIT	(58,394)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,624
The accompanying notes are an integral part of these financial statements.

Index

Capital Resource Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED AUGUST 31, 2005 AND 2004

	3 Months Ended 8/31/05		3 Months Ended 8/31/04		Cumulative Totals Since Inception
REVENUES:
Commissions earned		$542		$4,040		$12,733
TOTAL REVENUE		$542		$4,040		$12,733

EXPENSES:
Operating expenses
Selling, general, and administrative		$587		$10,819		$35,287
Consulting fees		-		-		236,335
TOTAL EXPENSES		587		10,819		271,622
OPERATING (LOSS)		(45)		(6,779)		(258,889)

Interest Expense		371		89		1,837
		371		89		1,837

NET (LOSS)		$(416)		$(6,868)		$(260,726)

Net (loss) per share-
basic and fully diluted	$	*	$	*	$	*
Weighted average shares outstanding		10,790,000		10,790,000		10,790,000

* less than $.01 per share.

The accompanying notes are an integral part of these financial statements.

Index
Capital Resources Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE QUARTERDS ENDED AUGUST 31, 2005 AND 2004

	3 Months Ended 8/31/05	3 Months Ended 8/31/04	Cumulative Total Since Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(416)	$(6,868)	$(260,726)
Adjustments to reconcile net (loss) to net cash used in operations:
Non-cash items
Consulting Fees	-	-	236,335
Other	-	-	790
Accrued Interest	-	-	944
NET CASH (USED IN) OPERATING ACTIVITIES	(416)	(6,868)	(260,726)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(416)	(6,868)	(260,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	100	100
Proceeds from notes payable to bank	-	-	20,239
Contributions of capital	-	3,942	3,942
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,042	24,281

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(416)	(2,826)	(236,445)

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD	2,040	4,243	2,040

END OF THE PERIOD	1,624	1,417	1,624

The accompanying notes are an integral part of these financial statements.

Index

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Capital Resource Funding, Inc. (FKA Capital Business Funding, Inc.) (“The Company”) was organized under the laws of the State of North Carolina on February 2, 2004 as a subchapter S-Corporation. The Company is in the business of providing consultative services to small to mid sized businesses in need of financing sources ranging from SBA loans, commercial mortgages, factoring and asset based loans. The financial statements set forth above reflect all of the costs of doing business. The Company’s fiscal year-end is May 31, as elected.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—The Company’s revenue is derived primarily from brokering income which ranges from one time origination fees to on-going monthly commissions paid for the life of the financing. For purposes of one-time origination fees, revenue is recognized as earned when each loan deal is finalized. For purposes of on-going monthly commissions paid for the life of the financing, revenue is recognized as earned based on the total of the gross monthly financing fees generated.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Advertising Costs—Advertising costs are expensed as incurred. The advertising expense totaled $-0- for the three months ended August 31, 2005.

Index

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Net Income per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Income Taxes—The S Corporation is not a taxpaying entity for federal and state income tax purposes and thus no provisions for income taxes has been recognized. Income of the S Corporation is faxed to the shareholders in their respective returns.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended August 31, 2005 based upon a management review of such assets.

Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 generally establishes a standard framework to measure the impairment of long-lived assets and expands the Accounting Principles Board (“APB”) 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” to include a component of the entity (rather than a segment of the business). SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.

Index

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (CONT.)

In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued which rescinded SFAS Statements 4, 44, and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity’s recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows.

In July of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have an impact on the Company’s financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”—an amendment to SFAS No. 123 (SFAS No. 148), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123.

Index

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (CONT.)

In January 2003, Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity’s activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity’s activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003.

In January 2003, the EITF released Issue No. 00-21, (EITF 00-21), “Revenue Arrangements with Multiple Deliveries”, which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some characteristics). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company’s financial statements.

Index

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2005

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended August 31, 2005 is summarized as follows:

Cash paid during the three months ended August 31, 2005 for interest and income taxes:

Income Taxes   $---
Interest    $371

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of August 31, 2005.

NOTE D—COMMITMENTS

The Company is provided with its office facilities from its officers and majority shareholder, on a month-to-month basis for $500 per month.

NOTE E - GOING CONCERN

The Company has limited revenue of $542 and suffered a net loss from operations subsequent for the three months ended August 31, 2005 and it incurred a note payable in the amount of $59,435 as of August 31, 2005. With $1,624 in cash at August 31, 2005, the net working capital deficit of $58,394 as of August 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The pertinent conditions and events giving rise to the assessment of substantial doubt about our ability to continue as a going concern for a period of time are addressed in the previous paragraph, where we describe two conditions that substantiate our going concern opinion: net loss and the incurrence of a note payable subsequent to year-end. The possible effects of such conditions are a lack of positive cash flow and the inability to repay the note as it comes due. These conditions are significant and there are no mitigating factors. There could be a possible discontinuance of operations in the event that our plan does not work.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow and be able to repay the note as it comes due. Additionally, the Company will have to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We deem all recorded assets to be recoverable and classification of liabilities to be proper.

Index

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2005

NOTE F - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of August 31, 2005 and, to date, has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion contained in this Form 10-QSB contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes”, “expects”, “may”, or “should”, or “anticipates”, or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. Our actual results could differ materially from those discussed in this Form 10-QSB. Important factors that could cause or contribute to such differences include those discussed under the caption entitled “risk factors,” as well as those discussed elsewhere in this Form 10-QSB.

OUR COMPANY

We were incorporated in North Carolina on February 2, 2004 to engage in the business of commercial finance brokerage and consulting. We are currently engaged and plan to continue in the commercial finance brokerage and consulting business.

We have acted and intend to continue to act as a broker for commercial finance transactions. The different types of commercial financing that we intend to broker are: Commercial Mortgages, Asset-Based Lines of Credit, Commercial Leasing, Accounts Receivable Financing (also known as “Factoring”) and Purchase Order Financing. To date, we have successfully brokered four financing transactions totaling $11,094 in fees, consisting of two mortgage transactions totaling $3,044, seven monthly broker fees for one factoring transaction and one broker fee in connection with a commercial lease transaction. Therefore, we have only received fees in connection with four closed transactions.

In performing all of these brokering services, we have and propose to represent our clients in all aspects of assisting with the assessment of funding needs and qualifications, and identifying and making presentations to the most suitable funding sources.

Index

Results of Operations.

Revenue.

We recorded revenue of $542 for the three months ended August 31, 2005, versus revenue of $4,040 for the same period ended in August 31, 2004. Sales consisted of commissions earned on funded loans as follows:

•	Broker fee in connection with factoring of accounts receivable generated $542.

All sales transactions were with unrelated parties.

Expenses.

Total expenses for the three months ended August 31, 2005 were $587, versus expenses of $10,819 for the same period ended in August 31, 2004. The decrease of $10,232 was primarily due to no expenses related to the fair value of rent contributed by our President and the website development in the quarter ended August 31, 2005. The expenses for the three months ended August 31, 2005 were attributable to miscellaneous and sundry costs

We expect increases in expenses through the year 2005 as we move toward developing our business plan and registering our common stock. In addition, we expect professional fees to increase to around $30,000 per annum for compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended. We also expect rent, phone, travel and web-hosting to increase to $12,800 per annum, internet advertising to increase to $36,000 per annum, and salaries to increase to $40,000 per annum.

We do not have any lease agreements for our facilities and do not currently have any employment agreements.

Income Taxes

We did not have any federal or state income tax expense for the three months ended August 31, 2005 due to the accumulated loss.

Income/ Losses.

Net loss for the three months ended August 31, 2005 was $416, or less than $.01 per share, versus the net loss of $6,868, or less than $.01 per share, for the same period ended August 31, 2004. The net loss for the three months ended August 31, 2005 was due to the limited revenues from commissions and limited operations. We expect to continue to incur losses at least through the fiscal year 2005, partly attributable to the fair value of expected services to be received. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Index

Liquidity and Capital Resources.

Cash flows used in operations for the three months ended August 31, 2005 were $416, versus cash flow of $6,868 used in operations for the same period ended August 31, 2004. Cash flows were primarily attributable to a net loss for both quarters ended in August 31, 2005 and 2004. Cash received for commissions and broker fees for the three months ended August 31, 2005 was $542. Cash paid for various fees and expenses during this same period of time was $958, including the interest expenses of $371.

There was no cash flow from financing activities for the three months ended August 31, 2005, versus the cash flow of $4,042 provided by financing activities for the same period ended August 31, 2004. Cash flows for the three months ended August 31, 2004 included proceeds from the sale of 10,000,000 shares of our common stock to our President for $100 in cash pursuant to a private offering exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Proceeds were used towards general business expenses. It also included $3,942 in contributions of capital, related to services and expenses paid personally by the officer.

There were no cash flows from investing activities for the both quarters ended August 31, 2005 and 2004.

Overall, we have funded our cash needs for the three months ended August 31, 2005 with one equity transaction with our President as described above and from a borrowing from a note payable. If we are unable to receive additional cash from our President, we may need to rely on financing from outside sources through debt or equity transactions. Our officer is under no legal obligation to provide us with capital infusions. As described above under Liquidity and Capital Resources for the three months ended August 31, 2005, our cash flow and cash needs for the future are significant. Cash flow for the three months ended August 31, 2005 has decreased and our cash needs have increased as a result of our results of operations during the period.

Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the services we provide, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with a brokerage firm that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $1,624 and a working capital deficit of $58,394 as of August 31, 2005. In that regard, we have drawn-down $20,600 from our unsecured lines of credit, leaving $4,300 of available credit. In connection therewith, monthly debt service amounts to $50 on an interest only payment to the bank. In addition to the line of credit, we may need to seek additional outside sources of funding, such as equity or debt placements. We will also rely on the existence of our projected revenue from our business operations, if any. A lack of significant revenues during the remainder of 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will have to be necessary. Our current level of operations would require capital of approximately $1,000 to sustain operations through fiscal year 2005 and approximately $35,000 per year thereafter. Any modifications to our business plans, such the hiring of additional employees and the principal making a full-time commitment to the business, which would require the payment of his salary and expenses, may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Neither Mr. Koran, nor any other person or entity is liable for, surety or otherwise provides a guarantee for our line of credit with First Citizens Bank.

Index

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering launching a local advertising campaign. Our current capital and revenues are insufficient to fund such marketing. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

▪	Seek projects that are less in value or that may be projected to be less profitable, or
▪	Seek business that is outside our immediate area to bring some revenue to us.

Demand for the products and services will be dependent on, among other things, market acceptance of our services, the commercial finance brokering market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from commissions earned, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plan. We operate a small commercial finance brokerage business in the Charlotte, North Carolina area. We see a need to strengthen our position in these markets. We are considering expanding our operations through aggressively marketing our services. We project that we may become profitable on a self-sustaining basis in 24-36 months. However, there can be no assurances that we will ever become profitable on a self-sustaining basis.

Our cash on hand as of the latest balance sheet date is insufficient to fund our operations and our expectations of cash inflows will not meet our cash requirements for the next twelve months. This is reflecting in the “going concern” opinion that has been issued by our auditor. We intend to raise cash through additional debt and equity financings, however, there is no assurance that we will be successful in this regard.

Critical Accounting Policies and Estimates

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see "Note 1 - Summary of significant account policies" in our financial statements and related notes on Form 10-K. Our critical accounting policies and estimates are as follows:

Revenue Recognition

The Company’s revenue is derived primarily from brokering income which ranges from one time origination fees to on-going monthly commissions paid for the life of the financing. For purposes of one-time origination fees, revenue is recognized as earned when each loan deal is finalized. For purposes of on-going monthly commissions paid for the life of the financing, revenue is recognized as earned based on the total of the gross monthly financing fees generated.

Index

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three month ended August 31, 2005 based upon a management review of such assets.

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer, David R. Koran (“CEO”) and by our Chief Financial Officer, Laura Koran, (“CFO”). In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Index

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.
Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 CEO Certification pursuant to Section 302
31.2 CFO Certification pursuant to Section 302
32.1 CEO Certification pursuant to Section 906
32.2 CFO Certification pursuant to Section 906

(b) Reports on Form 8-K

None.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL RESOURCE FUNDING, INC. (Registrant)

Date: October 19, 2005	By:	/s/ David R. Koran
David R. Koran President