Form 10QSB
period 2005-11-30
CAPITAL RESOURCE FUNDING INC
filed 2006-01-19
CIK 1298195

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CAPITAL RESOURCE FUNDING, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	54-2142880
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

2212 Lantern Way Circle, Cornelius, North Carolina 28031
(Address of principal executive offices)

(704) 564-1676
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of January 20, 2006: 10,790,000

Number of shares of preferred stock outstanding as of January 20, 2006: -0-

ITEM 1.

Capital Resource Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
BALANCE SHEET
AS OF NOVEMBER 30, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$599
Accounts receivable	1,436
TOTAL CURRENT ASSETS	2,035

TOTAL ASSETS	$2,035

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Interest	$612
Notes Payable	63,943
64,555
STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.00000005 par value, 100,000,000
shares authorized; none issued and outstanding at November 30, 2005)	-
Common stock ($.00000005 par value, 100,000,000 shares authorized;
10,790,000 issued and outstanding at November 30, 2005)	1
Additional Paid in Capital	202,331
Deficit Accumulated During the Development Stage	(264,852)

TOTAL STOCKHOLDERS' DEFICIT	(62,520)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,035

Capital Resource Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004

	3 Months Ended 11/30/05		3 Months Ended 11/30/04		6 Months Ended 11/30/05		6 Months Ended 11/30/04		Cumulative Totals Since Inception
REVENUES:
Commissions Earned		$1,459		$2,797		$7,671		$11,980		$14,192
TOTAL REVENUE		$1,459		$2,797		$7,671		$11,980		$14,192

EXPENSES:
Operating Expenses
Selling, general, and administrative		$5,406		$4,941		$11,652		$15,760		$40,693
Consulting Fees		-		-		-		-		236,335
TOTAL EXPENSES		5,406		4,941		11,652		15,760		277,028
OPERATING (LOSS)		(3,947)		(2,144)		(3,981)		(3,780)		(262,836)

Interest Expense		179		178		268		267		2,016
		179		178		268		267		2,016

NET (LOSS)		$(4,126)		$(2,322)		$(4,249)		$(4,047)		$(264,852)

Net (loss) per share-
basic and fully diluted	$	*	$	*	$	*	$	*	$	*
Weighted average shares outstanding		10,790,000		10,790,000		10,790,000		10,790,000		10,790,000

* less than $.01 per share.

Capital Resources Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004

	6 Months Ended 11/30/05	6 Months Ended 11/30/04	Cumulative Total Since Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,249)	$(4,047)	$(264,852)
Adjustments to reconcile net (loss) to net cash used in operations:
Non-cash items
Consulting fees	-	-	234,588
Other	(264)	-	526
Accrued interest	-	-	944
Increase in accounts receivable	(1,436)	-	(1,436)
NET CASH (USED IN) OPERATING ACTIVITIES	(5,949)	(4,047)	(30,230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	100	100
Proceeds from notes payable to bank	4,508	-	24,747
Contributions of capital	-	3,942	3,942
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,508	4,042	28,789

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,441)	(5)	(1,441)

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD	2,040	4,243	2,040

END OF THE PERIOD	599	4,238	599

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED NOVEMBER 30, 2005

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

Advertising Costs—Advertising costs are expensed as incurred. The advertising expense totaled $-0- for the three and six months ended November 30, 2005.

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED NOVEMBER 30, 2005

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

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended November 30, 2005 based upon a management review of such assets.

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
FOR THE QUARTER ENDED NOVEMBER 30, 2005

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
FOR THE QUARTER ENDED NOVEMBER 30, 2005

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
FOR THE QUARTER ENDED NOVEMBER 30, 2005

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended November 30, 2005 is summarized as follows:

Cash paid during the three months ended November 30, 2005 for interest and income taxes:

Income Taxes   $---
Interest    $371

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of November 30, 2005.

NOTE D—COMMITMENTS

We are provided with our office facilities from its officers and majority shareholder, on a month-to-month basis for $500 per month.

Subsequent to November 30, 2005, we entered into an employment agreement with our new Executive Vice President, Jason S. Lewis. Accordingly, we are committed to paying him 100,000 shares of our convertible preferred stock. These shares are convertible into ten shares of common for every share of preferred.

NOTE E - GOING CONCERN

The Company has limited revenue of $1,459 and suffered a net loss from operations subsequent for the three months ended November 30, 2005 and it incurred a note payable in the amount of $63,943 as of November 30, 2005. With $599 in cash at November 30, 2005, the net working capital deficit of $62,520 as of November 30, 2005, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE F - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of November 30, 2005 and, to date, has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

    We have acted and intend to continue to act as a broker for commercial finance transactions. The different types of commercial financing that we intend to broker are: Commercial Mortgages, Asset-Based Lines of Credit, Commercial Leasing, Accounts Receivable Financing (also known as “Factoring”) and Purchase Order Financing. To date, we have successfully brokered four financing transactions totaling $14,192 in fees, consisting of two mortgage transactions totaling $3,044, eight monthly broker fees for one factoring transaction and one broker fee in connection with a commercial lease transaction. Therefore, we have only received fees in connection with four closed transactions.

    In performing all of these brokering services, we have and propose to represent our clients in all aspects of assisting with the assessment of funding needs and qualifications, and identifying and making presentations to the most suitable funding sources.

Results of Operations.

Revenue.

    We recorded revenue of $1,459 and $7,671 for the three and six months ended November 30, 2005, versus revenue of $2,797 and $11,980, respectively, for the same period ended in November 30, 2004. Sales consisted of commissions earned on funded loans as follows:

•	Broker fee in connection with factoring of accounts receivable generated $24 during the three months ended November 30, 2005.

•	Broker fee in connection with factoring of accounts receivable generated $1,185 during the three months ended November 30, 2005.

•	Broker fee in connection with factoring of accounts receivable generated $250 during the three months ended November 30, 2005.

All sales transactions were with unrelated parties.

Expenses.

    Total expenses for the three and six months ended November 30, 2005 were $5,406 and $11,652, versus expenses of $4,941 and $15,760, respectively, for the same period ended in November 30, 2004. The decrease of $4,108 was primarily due to no expenses related to the fair value of rent contributed by our President and the website development in the quarter ended November 30, 2005. The expenses for the three and six months ended November 30, 2005 were attributable to miscellaneous and sundry costs

    We expect increases in expenses through the year 2005 as we move toward developing our business plan and registering our common stock. In addition, we expect professional fees to increase to around $30,000 per annum for compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended. We also expect rent, phone, travel and web-hosting to increase to $12,800 per annum, internet advertising to increase to $36,000 per annum, and salaries to increase to $40,000 per annum.

    We do not have any lease agreements for our facilities and do not currently have any employment agreements.

Income Taxes

    We did not have any federal or state income tax expense for the three and six months ended November 30, 2005 due to the accumulated loss.

Income/ Losses.

    Net losses for the three and six months ended November 30, 2005 was $4,126 and $4,249, or less than $.01 per share, versus the net losses of $2,322 and $4,047, respectively, or less than $.01 per share, for the same period ended November 30, 2004. The net loss for the three and six months ended November 30, 2005 was due to the limited revenues from commissions and limited operations. We expect to continue to incur losses at least through the fiscal year 2005, partly attributable to the fair value of expected services to be received. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact of Inflation.

    We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

    Cash flows used in operations for the six months ended November 30, 2005 were $5,949, versus cash flow of $4,047 used in operations for the same period ended November 30, 2004. Cash flows were primarily attributable to a net loss for both quarters ended in November 30, 2005 and 2004. Cash received for commissions and broker fees for the three months ended November 30, 2005 was $626. Cash paid for various fees and expenses during this same period of time was $4,573, including the interest expenses of $179.

    Cash flow from financing activities for the six months ended November 30, 2005 was from $4,508 in proceeds from notes payable, versus the cash flow of $4,042 provided by financing activities for the same period ended November 30, 2004. Cash flows for the six months ended November 30, 2004 included proceeds from the sale of 10,000,000 shares of our common stock to our President for $100 in cash pursuant to a private offering exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Proceeds were used towards general business expenses. It also included $3,942 in contributions of capital, related to services and expenses paid personally by the officer.

    There were no cash flows from investing activities for the six months ended November 30, 2005 and 2004.

    Overall, we have funded our cash needs for the three and six months ended November 30, 2005 with one equity transaction with our President as described above and from a borrowing from a note payable. If we are unable to receive additional cash from our President, we may need to rely on financing from outside sources through debt or equity transactions. Our officer is under no legal obligation to provide us with capital infusions. As described above under Liquidity and Capital Resources for the three months ended November 30, 2005, our cash flow and cash needs for the future are significant. Cash flow for the three months ended November 30, 2005 has decreased and our cash needs have increased as a result of our results of operations during the period.

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

    We had cash on hand of only $599 and a working capital deficit of $62,520 as of November 30, 2005. In that regard, we have drawn-down $12,500 from our unsecured line of credit, leaving $2,500 of available credit. In connection therewith, monthly debt service amounts to $50 on an interest only payment to the bank. In addition to the line of credit, we may need to seek additional outside sources of funding, such as equity or debt placements. We will also rely on the existence of our projected revenue from our business operations, if any. A lack of significant revenues during the remainder of 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will have to be necessary. Our current level of operations would require capital of approximately $1,000 to sustain operations through fiscal year 2005 and approximately $35,000 per year thereafter. Any modifications to our business plans, such the hiring of additional employees and the principal making a full-time commitment to the business, which would require the payment of his salary and expenses, may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

    Our cash on hand as of the latest balance sheet date is insufficient to fund our operations and our expectations of cash inflows will not meet our cash requirements for the next twelve months. This is reflecting in the “going concern” opinion that has been issued by our auditor. We intend to raise cash through additional debt and equity financings; however, there is no assurance that we will be successful in this regard.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three month ended November 30, 2005 based upon a management review of such assets.

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

    Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

(a) Exhibits
                        10.1 Employment Agreement with Jason Lewis
                        31.1 CEO Certification pursuant to Section 302
31.2 CFO Certification pursuant to Section 302
32.1 CEO Certification pursuant to Section 906
32.2 CFO Certification pursuant to Section 906

(b) Reports on Form 8-K

A Form 8-K was filed on January 5, 2006 concerning our entry into an employment agreement with Jason S. Lewis, our new officer, Executive Vice President, and our agreement to issue him 100,000 shares of convertible preferred stock, which is convertible into 1,000,000 shares of common stock with piggy back registration rights.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL RESOURCE FUNDING, INC. (Registrant)

Date: January 20, 2006	By:	/s/ David R. Koran
David R. Koran President

Date: January 20, 2006	By:	/s/ Laura Koran
Laura Koran Chief Financial Officer