Form 10QSB
period 2006-02-28
CAPITAL RESOURCE FUNDING INC
filed 2006-04-12
CIK 1298195

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended February 28, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CAPITAL RESOURCE FUNDING, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	54-2142880
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

2212 Lantern Way Circle, Cornelius, North Carolina 28031
(Address of principal executive offices)

(704) 564-1676
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of April 10, 2006: 11,090,000

Number of shares of preferred stock outstanding as of April 10, 2006: -0-

ITEM 1.
Capital Resource Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
BALANCE SHEET
AS OF FEBRUARY 28, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,132
TOTAL CURRENT ASSETS	49,132

FIXED ASSETS
Computer equipment	4,035
Accumulated depreciation	(201)
TOTAL FIXED ASSETS	3,834

TOTAL ASSETS	$52,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Interest	$1,194
Notes Payable	62,778
63,972
STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.00000005 par value, 100,000,000
shares authorized; none issued and outstanding at February 28, 2006)	-
Common stock ($.00000005 par value, 100,000,000 shares authorized;
11,090,000 issued and outstanding at February 28, 2006)	1
Additional Paid in Capital	257,188
Deficit Accumulated During the Development Stage	(268,195)

TOTAL STOCKHOLDERS' DEFICIT	(11,006)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,966

Capital Resource Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

	3 Months Ended 2/28/06		3 Months Ended 2/28/05		9 Months Ended 2/28/06		9 Months Ended 2/28/05		Cumulative Totals Since Inception
REVENUES:
Commissions Earned		$2,484		$1,025		$10,155		$13,005		$16,676
TOTAL REVENUE		$2,484		$1,025		$10,155		$13,005		$16,676

EXPENSES:
Operating Expenses
Selling, general, and administrative		$5,043		$1,592		$16,696		$17,352		$45,736
Consulting Fees		-		-		-		-		236,335
TOTAL EXPENSES		5,043		1,592		16,696		17,352		282,071
OPERATING (LOSS)		(2,559)		(567)		(6,541)		(4,347)		(265,395)

Interest Expense		784		268		1,052		535		2,800
		784		268		1,052		535		2,800

NET (LOSS)		$(3,343)		$(835)		$(7,593)		$(4,882)		$(268,195)

Net (loss) per share-
basic and fully diluted	$	*	$	*	$	*	$	*	$	*
Weighted average shares outstanding		10,940,000		10,790,000		10,865,000		10,790,000		10,800,000

* less than $.01 per share.

Capital Resources Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

	9 Months Ended 2/28/06	9 Months Ended 2/28/05	Cumulative Total Since Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,593)	$(4,882)	$(268,195)
Adjustments to reconcile net (loss) to net cash used in operations:
Non-cash items
Common stock issued for services renderred	4,257	-	4,257
Depreciation	201	-	201
Consulting fees	-	-	234,588
Other	(263)	-	526
Accrued interest	582	-	1,526
NET CASH (USED IN) OPERATING ACTIVITIES	(2,816)	(4,882)	(27,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer equipment	(4,035)	-	(4,035)
NET CASH (USED IN) INVESTING ACTIVITIES	(4,035)	-	(4,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	50,600	100	50,700
Proceeds from notes payable to bank	4,508	-	24,747
Repayments of notes payable to bank	(1,165)	-	(1,165)
Contributions of capital	-	3,942	3,942
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,943	4,042	78,224

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,092	(840)	47,092

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD	2,040	4,243	2,040

END OF THE PERIOD	49,132	3,403	49,132

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED FEBRUARY 28, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Capital Resource Funding, Inc. (FKA Capital Business Funding, Inc.) (“The Company”) was organized under the laws of the State of North Carolina on February 2, 2004 as a subchapter S-Corporation. We are in the business of providing consultative services to small to mid sized businesses in need of financing sources ranging from SBA loans, commercial mortgages, factoring and asset based loans. The financial statements set forth above reflect all of the costs of doing business. Our fiscal year-end is May 31, as elected.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, we consider liquid investments with an original maturity of three months or less to be cash equivalents.

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

Revenue Recognition—Our revenue is derived primarily from brokering income which ranges from one time origination fees to on-going monthly commissions paid for the life of the financing. For purposes of one-time origination fees, revenue is recognized as earned when each loan deal is finalized. For purposes of on-going monthly commissions paid for the life of the financing, revenue is recognized as earned based on the total of the gross monthly financing fees generated.

Comprehensive Income (Loss)—We adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to us during the period covered in the financial statements.

Advertising Costs—Advertising costs are expensed as incurred. The advertising expense totaled $-0- for the three and nine months ended February 28, 2006.

Fixed Assets - Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of property and equipment is calculated over the management prescribed recovery periods, which range from 5 years for equipment to 7 years for furniture

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED FEBRUARY 28, 2006

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

Income Taxes—The S Corporation is not a taxpaying entity for federal and state income tax purposes and thus no provisions for income taxes has been recognized. Income of the S Corporation is taxed to the shareholders in their respective returns.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts and notes payable and accrued interest approximate fair value based on the short-term maturity of these instruments.

Impairment of Long-Lived Assets—We evaluate the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. We adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended February 28, 2006 based upon a management review of such assets.

Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 generally establishes a standard framework to measure the impairment of long-lived assets and expands the Accounting Principles Board (“APB”) 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” to include a component of the entity (rather than a segment of the business). SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED FEBRUARY 28, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (CONT.)

In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued which rescinded SFAS Statements 4, 44, and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity’s recurring operations. We do not expect SFAS No. 145 to have a material effect on its financial condition or cash flows.

In July of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have an impact on our financial statements.

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
FOR THE QUARTER ENDED FEBRUARY 28, 2006

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

In January 2003, the EITF released Issue No. 00-21, (EITF 00-21), “Revenue Arrangements with Multiple Deliveries”, which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe that there will be any impact on its financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some characteristics). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact our financial statements.

CAPITAL RESOURCE FUNDING, INC
(FKA CAPITAL BUSINESS FUNDING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED FEBRUARY 28, 2006

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended February 28, 2006 is summarized as follows:

Cash paid during the three months ended February 28, 2006 for interest and income taxes:

Income Taxes   $---
Interest    $202

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. We determined that wet did not have any separately reportable operating segments as of February 28, 2006.

NOTE D—COMMITMENTS

We are provided with our office facilities from its officers and majority shareholder, on a month-to-month basis for $500 per month.

NOTE E - GOING CONCERN

We had limited revenue of $2,484 and suffered a $3,343 net loss from operations for the three months ended February 28, 2006. We also have notes payable in the amount of $62,778 as of February 28, 2006. With only $49,132 in cash in the bank at February 28, 2006, and a net working capital deficit of $14,840 as of February 28, 2006, these factors raise substantial doubt about our ability to continue as a going concern.

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

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow and be able to repay the note as it comes due. Additionally, we will have to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We deem all recorded assets to be recoverable and classification of liabilities to be proper.

NOTE F - DEVELOPMENT STAGE COMPANY

We are in the development stage as of February 28, 2006 and, to date, have had no significant operations. Recovery of our assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of our development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support our cost structure.

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

    We have acted and intend to continue to act as a broker for commercial finance transactions. The different types of commercial financing that we intend to broker are: Commercial Mortgages, Asset-Based Lines of Credit, Commercial Leasing, Accounts Receivable Financing (also known as “Factoring”) and Purchase Order Financing. To date, we have successfully brokered four financing transactions totaling $16,676 in fees, consisting of two mortgage transactions totaling $3,044, eight monthly broker fees for one factoring transaction and one broker fee in connection with a commercial lease transaction. Therefore, we have only received fees in connection with four closed transactions.

    In performing all of these brokering services, we have and propose to represent our clients in all aspects of assisting with the assessment of funding needs and qualifications, and identifying and making presentations to the most suitable funding sources.

Results of Operations.

Revenue.

    We recorded revenue of $2,484 and $10,155 for the three and nine months ended February 28, 2006, versus revenue of $1,025 and $13,005, respectively, for the same period ended in February 28, 2005. Sales consisted of commissions earned on funded loans as follows:

•	Broker fee in connection with factoring of accounts receivable generated $942 during the three months ended February 28, 2006.

•	Broker fee in connection with factoring of accounts receivable generated $1,185 during the three months ended February 28, 2006.

•	Broker fee in connection with purchase order financing generated $250 during the three months ended February 28, 2006.

•	Broker fee in connection with purchase order financing generated $107 during the three months ended February 28, 2006.

All sales transactions were with unrelated parties.

Expenses.

    Total expenses for the three and nine months ended February 28, 2006 were $5,043 and $16,696, versus expenses of $1,592 and $17,352, respectively, for the same period ended in February 28, 2005. The increase of $3,451 during this recent quarter compared to a year prior was primarily due to expenses related to depreciation of computer equipment purchased, marketing, etc. in the quarter ended February 28, 2006. The expenses for the three and nine months ended February 28, 2006 were attributable to miscellaneous and sundry costs

    We expect increases in expenses through the year 2006 as we move toward developing our business plan and registering our common stock. In addition, we expect professional fees to increase to around $30,000 per annum for compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended. We also expect rent, phone, travel and web-hosting to increase to $12,800 per annum, internet advertising to increase to $36,000 per annum, and salaries to increase to $40,000 per annum.

    We do not have any lease agreements for our facilities and do not currently have any employment agreements.

Income Taxes

    We did not have any federal or state income tax expense for the three and nine months ended February 28, 2006 due to our present S corporation income tax status.

Income/ Losses.

    Net losses for the three and nine months ended February 28, 2006 was $3,343 and $7,593, or less than $.01 per share, versus net losses of $835 and $4,882, respectively, or less than $.01 per share, for the same period ended February 28, 2005. The net loss for the three and nine months ended February 28, 2006 was due to the limited revenues from commissions and limited operations. We expect to continue to incur losses at least through the fiscal year 2006, partly attributable to the fair value of expected services to be received. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact of Inflation.

    We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

    Cash flows used in operations for the nine months ended February 28, 2006 were $2,816, versus cash flows of $4,882 used in operations for the same period ended February 28, 2005. Cash flows were primarily attributable to a net loss for both period ended in February 28, 2006 and 2005. Cash received for commissions and broker fees for the three months ended February 28, 2006 was $2,484. Cash paid for various fees and expenses during this same period of time was $5,043, and interest expense was $784.

    Cash flows used in investing activities for the nine months ended February 28, 2006 were $4,035, versus cash flows of $-0- used in investing activities for the same period ended February 28, 2005. Cash flows were primarily used for purchases of computer equipment including lap top computers.

    Cash flow from financing activities for the nine months ended February 28, 2006 was from $53,943 of which $4,508 was from proceeds from notes payable and $50,600 was from proceeds from sale of common stock to investors, versus the cash flow of $4,042 provided by financing activities for the same period ended February 28, 2005. Cash flows for the nine months ended February 28, 2005 included proceeds from the sale of 10,000,000 shares of our common stock to our President for $100 in cash pursuant to a private offering exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Proceeds were used towards general business expenses. It also included $3,942 in contributions of capital, related to services and expenses paid personally by the officer.

    Overall, we have funded our cash needs for the three and nine months ended February 28, 2006 with one equity transaction with our President as described above and from a borrowing from a note payable. If we are unable to receive additional cash from our President, we may need to rely on financing from outside sources through debt or equity transactions. Our officer is under no legal obligation to provide us with capital infusions. As described above under Liquidity and Capital Resources for the three months ended February 28, 2006, our cash flow and cash needs for the future are significant. Cash flow for the three months ended February 28, 2006 has decreased and our cash needs have increased as a result of our results of operations during the period.

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

    We had cash on hand of only $49,132 and a working capital deficit of $14,840 as of February 28, 2006. In that regard, we have previously drawn-down $12,500 from our unsecured line of credit, leaving $2,500 of available credit. In connection therewith, monthly debt service amounts to $50 on an interest only payment to the bank. In addition to the line of credit, we may need to seek additional outside sources of funding, such as equity or debt placements. We will also rely on the existence of our projected revenue from our business operations, if any. A lack of significant revenues during the remainder of 2006 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will have to be necessary. Our current level of operations would require capital of approximately $1,000 to sustain operations through fiscal year 2006 and approximately $35,000 per year thereafter. Any modifications to our business plans, such the hiring of additional employees and the principal making a full-time commitment to the business, which would require the payment of his salary and expenses, may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Revenue Recognition

Our revenue is derived primarily from brokering income which ranges from one time origination fees to on-going monthly commissions paid for the life of the financing. For purposes of one-time origination fees, revenue is recognized as earned when each loan deal is finalized. For purposes of on-going monthly commissions paid for the life of the financing, revenue is recognized as earned based on the total of the gross monthly financing fees generated.

Impairment of Long-Lived Assets

We evaluate the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. We adopted the statement on inception. No impairments of these types of assets were recognized during the three month ended February 28, 2006 based upon a management review of such assets.

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

Disclosure Controls and Internal Controls

    Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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
Conclusions

    Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 3, 2006, we appointed Jason S. Lewis as an Executive Vice President of our new business plan consulting division. He was to serve as an executive officer of the Registrant, but would not have been our director.

On February 15, 2006, we both agreed to a mutual termination of Mr. Lewis’ management agreement and his position with us. Mr. Lewis expressed no disagreement with these actions related to such termination or the business policies thereto.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 CEO Certification pursuant to Section 302
31.2 CFO Certification pursuant to Section 302
32.1 CEO Certification pursuant to Section 906
32.2 CFO Certification pursuant to Section 906

(b) Reports on Form 8-K

A Form 8-K was filed on January 5, 2006 concerning our entry into an employment agreement with Jason S. Lewis as a new officer.

A Form 8-K was filed on February 15, 2006 concerning our mutual termination of the employment agreement with Jason S. Lewis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL RESOURCE FUNDING, INC. (Registrant)

Date: April 10, 2006	By:	/s/ David R. Koran
David R. Koran President

Date: April 10, 2006	By:	/s/ Laura Koran
Laura Koran Chief Financial Officer