Form 10KSB
period 2006-05-31
CAPITAL RESOURCE FUNDING INC
filed 2006-08-04
CIK 1298195

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

        For the fiscal year ended May 31, 2006

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _________ to _________

Commission file number 333-118259

CAPITAL RESOURCE FUNDING, INC.
(Name of Small Business Issuer in Its Charter)

NORTH CAROLINA	54-2142880
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
17111 Kenton Drive, Suite 100B, Cornelius, North Carolina	28031
(Address of Principal Executive Office)	(Zip Code)

(704) 564-1676
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.00000005 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year were $20,673.

The aggregate market value of the issuer’s Common Stock held by non-affiliates (1,090,000 shares) was approximately $272,500, based on the price stated in our Post-Effective Amendment No. 1 to Form SB-2/A Registration Statement for the Common Stock on July 14, 2006.

As of July 14, 2006, there were outstanding 11,790,000 shares of the issuer’s Common Stock, par value $.00000005.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussion under “Description of Business,” including the “Risk Factors” described in that section, and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

History

We were incorporated in North Carolina on February 2, 2004 to engage in the business of commercial finance brokerage and consulting. We are currently engaged and plan to continue in the commercial finance brokerage and consulting business.

Description of Business

We have acted and intend to continue to act as a broker for commercial finance transactions. The different types of commercial financing that we intend to broker are: Commercial Mortgages, Asset-Based Lines of Credit, Commercial Leasing, Accounts Receivable Financing (also known as “Factoring”) and Purchase Order Financing. To date, we have successfully brokered several financing transactions, consisting of various mortgage transactions, monthly broker fees and broker fees in connection with a commercial lease transaction.

Set forth below is a brief description of several types of commercial financing that we intend to broker. We have had success in brokering a commercial mortgage, a commercial lease and an accounts receivable financing package.

In brokering a commercial mortgage, we would typically act as an agent to secure a loan for a client to purchase a building in which to operate a business such as an import/export company. We would help the client arrange the loan with a bank, for example, and at closing we would be paid a broker’s commission from the funding source that typically amounts to 1% of the loan amount.

In brokering asset-based lines of credit, we would typically act as an agent to secure a loan from a bank, for example, for a manufacturing company that would be secured with inventory and/or accounts receivable. After the closing, we would be paid a commission by the funding source that typically amounts to .5% to 1% of the loan amount.

In brokering commercial leases, we would typically act as an agent to acquire a commercial lease of certain business equipment, such as several dump trucks for a construction company. Once each commercial lease transaction is closed, we would typically be paid a brokering commission from the funding source that averages .5% to1% of the loan amount.

In brokering accounts receivable/factoring financing, we would typically act as an agent to acquire loans that speed up the collection of cash flow for our clients. The typical fee for this type of financing is generally between 1 to 8% of each invoice financed. The typical funding contract for a hypothetical accounts receivable financing or factoring transaction will have a minimum one year term. Thus, we anticipate each transaction of this type to pay monthly commissions for at least one year, if and when we have secured the brokerage assignment.

In brokering purchase order financing, we would typically act as an agent to acquire financing on a purchase order-by-purchase order basis in order to provide a client with funding to fill each order. Once each purchase order financing transaction is closed and funded, we would be paid a brokering commission from the funding source which would be .5% to 1% of each purchase order funded.

In performing all of these brokering services, we have and propose to represent our clients in all aspects of assisting with the assessment of funding needs and qualifications, and identifying and making presentations to the most suitable funding sources.

Marketing

We will continue to aggressively market our services in the United States. We are accomplishing this goal on numerous fronts and utilize an advertising agency in Charlotte, North Carolina to assist us.

Going Concern Issues

As shown in our financial statements, we suffered recurring losses from operations to date. We experienced a loss of ($26,968) during fiscal 2006, had a net deficit of ($30,089) and a net working capital deficit of $(33,856) as of May 31, 2006. Although these measurements show improvement, these factors raise substantial doubt about our ability to continue as a going concern. Our independent auditor has observed that we are in the development stage, have suffered losses, have a net capital deficiency and have yet to generate an internal cash flow, which lead it to conclude that there is substantial doubt about the our ability to continue as a going concern. Our ability to continue as a going concern will depend on many factors. There can be no assurance that we will raise additional equity capital in order to improve liquidity and sustain operations.

Competition

We face and will face intense competition from companies engaged in similar businesses. We compete and anticipating competing with numerous companies that broker commercial finance products both over the Internet and via traditional forms of business. Direct competition to us can be any individual or group of individuals or company that brokers commercial finance products, and there are thousands of entities that could be considered competitors in the United States. Hence, there is no way to accurately quantify or detail our market competition with greater specificity.  However, many of our competitors have significantly greater customer bases, operating histories, financial, technical, personnel and other resources than we do, and may have established reputations for success in the commercial finance industry. There can be no assurance that we will be able to compete effectively in the highly competitive commercial finance industry, which may adversely affect our business prospects.

There are few barriers to entry in the commercial finance brokering business. There are brokers, finders, agents, lawyers, consultants and a variety of other professionals all trying to put funding sources together with prospective clients in order to make a commission. With the advent of modern computers and internet communication, this business has become national in scope, and it is not unusual to find a broker from Miami, Florida putting together a financing package for a manufacturer in Pittsburgh, PA with a finance company located in Los Angeles, CA. We intend to participate in all of these markets, and seek commission based income wherever it can be derived.

There are examples of successful commercial finance brokerage firms within our industry, and we hope to achieve success with a business plan that shares many similarities, but is tailored to our size and resources. We meet from time to time with our competition and share ideas and opportunities. For example, there are large professional associations of commercial finance brokers and funding companies that meet on a regular basis in the major metropolitan areas. For example, the Commercial Finance Association, which is a nationwide organization with chapters in all of the major metropolitan areas, meets quarterly to discuss topics of interest and exchange leads. We are a member of this organization’s Charlotte, NC chapter. In addition, we are a member of the National Funding Association, based in Charlotte, NC, with other chapters in Atlanta, GA and Chicago, IL. Our Chairman, Mr. Koran, serves on the advisory board of the Charlotte, NC chapter of the NFA. Further, we are a member of the Turnaround Management Association, with chapters in all major metropolitan areas.

Government Regulation

No government approvals are required to conduct our principal operations, and we are not aware of any probable governmental regulation of our business sectors in the near future.

Employees

We have one (1) employee who is our Chief Executive Officer and President. We will retain additional employees, on an as needed basis. We do not currently anticipate experiencing any difficulty in recruiting and retaining employees. [In addition, we have entered into consulting arrangements with independent contractors who provide services to our company when needed].

Item 2. Description of Property

Our executive offices are currently located at 17111 Kenton Drive, Suite 100B, Cornelius, NC 28031. Our telephone number is (704) 564-1676.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related and Stockholder.

Market For Common Stock

Our Common Stock is not yet quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc. as we are awaiting our ticker symbol from such organization. Accordingly, presentation herein of the range high and low bid information for our Common Stock for each quarter of the years ended May 31, 2005 and 2006 is not applicable.

As of July 14, 2006, there were approximately 40 stockholders of record of our Common Stock. Our registrar and transfer agent is Island Capital Management, LLC d/b/a Island Stock Transfer, Inc., located at 100 Second Avenue South, Suite 300N, St. Petersburg, Florida 33701. Their telephone number is (727) 289-0010, and their facsimile number is (727) 289-0069.

Limited Market for Common Stock

There is currently no established trading market for our shares of Common Stock, and there can be no assurance that a substantial trading market will ever develop or be maintained. Any market price for our shares of Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock. Further, there is no correlation between the present limited offering price of our Common Stock and our revenues, book value, assets or other established criteria of value. The present offering price of our Common Stock per our Registration Statement should not be considered indicative of our actual value or our Common Stock.

Shares of our common stock may currently trade in a private trading market inasmuch as certain of our shares of common stock are registered under the Securities Act of 1933, as amended, pursuant to an effective registration statement. However, management is not aware of the existence of any such trades, or the price or terms thereof.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for our growth needs. We currently intend to retain any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2006, we issued no securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction and Plan of Operation

We have acted and intend to continue to act as a broker for commercial finance transactions. The different types of commercial financing that we intend to broker are: Commercial Mortgages, Asset-Based Lines of Credit, Commercial Leasing, Accounts Receivable Financing (also known as “Factoring”) and Purchase Order Financing. To date, we have successfully brokered several financing transactions, consisting of various mortgage transactions, monthly broker fees and broker fees in connection with a commercial lease transaction.

Liquidity

To date Capital Resource Funding, Inc. is a going concern. Capital raises through the sale of shares supported our existence thus far. However, our current working capital has improved from ($57,978) at May 31, 2005 to $(33,856) at May 31, 2006 and stockholder’s deficit from $(57,978) to $(30,089) for the same periods. The primary reason for improvement in fiscal 2006 was due to a raise of cash through the sale of our common shares during fiscal 2006.

LIQUIDITY ANALYSIS
	May 31, 2006	May 31, 2005
Current Assets	$30,698	$2,040
Working Capital	(33,856)	(57,978)
Stockholders’ Deficit	(30,089)	(57,978)
Total Debt	$62,778	$59,435

Balance sheet improvements have been achieved through common stock offerings.

Financial Results of Operations, Condition of Company and Significant Factors

Capital Resource Funding, Inc. continues to pursue marketing relations for our services. Revenue increased for fiscal 2006 and net loss decreased for fiscal 2006.

Overall results of operations were a net loss of $26,968 in fiscal 2006 as compared to a net loss in fiscal 2005 of $260,511. The decrease in net loss of $233,543 is attributed to the following categories:

Decrease in consulting fees paid with common stock     $ 236,335
Increase in S,G&A                                                      $ (14,868)
Increase in interest expense and increase in sales          $  12,076
                                                                                  $ 233,543

In fiscal 2005 there were more expenses incurred on consulting for Capital Resource Funding, Inc.’s growth. As a result, in fiscal 2005, consulting expenses were up substantially. The majority of the other expenses were stable from year to year.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Capital Resource Funding, Inc. (FKA Capital Business Funding, Inc.)

We have audited the accompanying balance sheets of Capital Resource Funding, Inc. (FKA Capital Business Funding, Inc.) (A Development Stage Company) as of May 31, 2006, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended May 31, 2006 and 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Resource Funding, Inc. (FKA Capital Business Funding, Inc.) (A Development Stage Company) as of May 31, 2006, and the results of its operations and its cash flows for the years ended May 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company is in the development stage, has suffered losses, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, North Carolina

July 28, 2006

Capital Resource Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
BALANCE SHEET
AS OF MAY 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,698
TOTAL CURRENT ASSETS	30,698

FIXED ASSETS
Computer equipment	4,035
Accumulated depreciation	(268)
TOTAL FIXED ASSETS	3,767

TOTAL ASSETS	$34,465

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Interest	$1,776
Notes Payable	62,778
64,554
STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.00000005 par value, 100,000,000
shares authorized; none issued and outstanding at May 31, 2006)	-
Common Stock ($.00000005 par value, 100,000,000 shares authorized;
11,090,000 issued and outstanding at May 31, 2006)	1
Additional Paid in Capital	257,188
Deficit Accumulated During the Development Stage	(287,278)

TOTAL STOCKHOLDERS' DEFICIT	(30,089)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,465

Capital Resource Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2006 AND 2005

	Year Ended 5/31/06		Year Ended 5/31/05	Cumulative Totals Since Inception
REVENUES:
Commissions Earned		$20,673	$7,934	$32,864
TOTAL REVENUE		$20,673	$7,934	$32,864

EXPENSES:
Operating Expenses
Selling, general, and administrative		$45,512	$30,644	$80,212
Consulting Fees		-	236,335	236,335
TOTAL EXPENSES		45,512	266,979	316,547
OPERATING (LOSS)		(24,839)	(259,045)	(283,683)

Interest Expense		2,129	1,466	3,595
		2,129	1,466	3,595

NET (LOSS)		$(26,968)	$(260,511)	$(287,278)

Net (loss) per share-
basic and fully diluted	$	*	$(0.02)	$(0.06)
Weighted average shares outstanding		10,892,677	10,790,000	4,436,000

* less than $.01 per share.

Capital Resources Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2006 AND 2005

	Year Ended 5/31/06	Year Ended 5/31/05	Cumulative Total Since Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(26,968)	$(260,511)	$(287,278)
Adjustments to reconcile net (loss) to net cash used in operations:
Non-cash items
Common stock issued for services rendered	4,257	-	4,257
Depreciation	268	-	268
Consulting fees	-	236,335	236,335
Other	-	991	790
Accrued interest	1,193	944	2,137
NET CASH (USED IN) OPERATING ACTIVITIES	(21,250)	(22,241)	(43,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer equipment	(4,035)	-	(4,035)
NET CASH (USED IN) INVESTING ACTIVITIES	(4,035)	-	(4,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	50,600	100	50,700
Proceeds from notes payable to bank	4,508	20,239	24,747
Repayments of notes payable to bank	(1,165)	-	(1,165)
Contributions of capital	-	3,942	3,942
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,943	24,281	78,224

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,658	2,040	30,698

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE YEAR	2,040	-	-

END OF THE YEAR	30,698	2,040	30,698

Capital Resource Funding, Inc.
(FKA Capital Business Funding, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2006 AND 2005

	Deficit Accumulated During the Development Stage	Common Stock	Commons Shares	Additional Paid in Capital	Total

Balances, May 31, 2004	$-	$1	10,000,000	$98	$99
Issuance of common stock to Greentree Financial Group, Inc. for consulting services rendered	-	-	490,000	122,500	122,500
Other	-	-	-	491	491
Issuance of common stock to officer and director for services rendered	-	-	100,000	25,100	25,100
Issuance of common stock to officer and director for services rendered	-	-	100,000	25,100	25,100
Issuance of common stock to officer and director for services rendered	-	-	100,000	25,100	25,100
Contribution of capital from officer	-	-	-	3,942	3,942
Net loss for the period	(260,310)	-	-	-	(260,310)
Balances, May 31, 2005	$(260,310)	$1	10,790,000	$202,331	$(57,978)
Issuance of common stock to consultant for services rendered	-	-	17,029	4,257	4,257
Issuance of common stock to investor for cash received under Regulation D exemption	-	-	268,571	47,000	47,000
Issuance of common stock to offshore investors for cash received under Regulation S exemption	-	-	14,400	3,600	3,600
Net loss for the period	(26,968)	-	-	-	(26,968)
Balances, May 31, 2006	$(287,278)	$1	11,090,000	$257,188	$(30,089)

CAPITAL RESOURCE FUNDING, INC.
(FKA CAPITAL BUSINESS FUNDING, INC.)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background - The Company was organized under the laws of the State of North Carolina on February 2, 2004 as a corporation. The Company operates as a commercial finance brokerage and consulting firm.

Basis of Presentation - The financial statements included herein include the accounts of Capital Resource Funding, Inc. prepared under the accrual basis of accounting.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition—The Company’s revenue is derived primarily from brokering income which range from one time origination fees to on-going monthly commissions paid for the life of the financing. Revenue is recognized as earned when each loan deal is finalized. For purposes of on-going monthly commissions paid for the life of the financing, revenue is recognized as earned based on the total of the gross monthly financing fees generated.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss carry forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The income tax benefit consists of taxes currently refundable due to net operating loss carry back provisions for federal and state governments. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, fixed assets, accounts payable and notes payable approximate fair value based on the short-term maturity of these instruments.

CAPITAL RESOURCE FUNDING, INC.
(FKA CAPITAL BUSINESS FUNDING, INC.)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the years ended May 31, 2006 and 2005 based upon a management review of such assets.

Stock-Based Compensation—The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

Recent Accounting Pronouncements— In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. We already disclose expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No.29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations.

CAPITAL RESOURCE FUNDING, INC.
(FKA CAPITAL BUSINESS FUNDING, INC.)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (cont)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE B—NOTES PAYABLE

Notes payable at May 31, 2006 consists of the following:

The Company has a $15,000 unsecured line of credit from The First Citizens Bank & Trust Company (“The Bank”). The annual percentage rate (“APR”) is based on the Bank’s prime rate plus 1% with a maximum APR of 8%. As of the date of the note, the APR was 9%. The maturity date of the note was originally May 4, 2005 but was extended to May 4, 2007. As of May 31, 2006, the Company drew against this line of credit and owes $14,943 against this line of credit.

The Company has a $10,000 unsecured line of credit from Bank of America (“BofA”). The annual percentage rate (“APR”) is based on BofA’s prime rate plus 2%. As of the date of the note, the APR was 9%. The line of credit is due on demand with interest only payments and has no maturity date. As of May 31, 2006, the Company drew against this line of credit and owes $9,000 against this line of credit.

In connection with financial advisory agreement with Greentree Financial Group, Inc., the Company owes $38,835 in principal. The six-month, non-assumable promissory note between the Company and Greentree Financial Group, Inc. was drafted and signed on June 24, 2004. The note matured on December 24, 2004 and carries interest of 6% per annum. This loan is presently due on demand.

CAPITAL RESOURCE FUNDING, INC.
(FKA CAPITAL BUSINESS FUNDING, INC.)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2006

NOTE C— COMMON STOCK

Included in the accompanying audited financial statements at May 31, 2006 are common shares issued to consulting service providers which have been delivered for services rendered and incurred as of May 31, 2005. Specifically, 490,000 common shares were paid to Greentree Financial Group, Inc. as of May 31, 2005. The common shares, valued at $.25 per share, were issued to Greentree on October 31, 2004 (see note D).

NOTE D - VALUATION OF COMMON STOCK

The Company valued the common shares to be issued to each of its employees and non-employees during the period presented using the fair amount valuation of 25 cents per share. This amount reasonably approximated the fair value of services rendered by such parties. For instance, the 490,000 and 300,000 shares issued to Greentree Financial Group, Inc. and the Company’s three officers, respectively, for their services rendered to us were valued at 25 cents per share, or $122,500 and $75,000, and recorded as a non-cash expense to our books covering the period of time the services related to. The Company feels these valuations are based upon the most objective, verifiable evidence available for these non-monetary exchanges and arms-length transactions. For example, we researched what firms providing services comparable to those offered by Greentree charged, and the Company found that Greentree’s services were less expensive. Hence, the Company believes that the objective evidence supports a fair value of $122,500 for the stock portion of Greentree’s services and the number of shares that were issued to them. The Company’s valuations used to determine the fair value of the common stock were retrospective in nature, and the valuation specialists who made these determinations were related parties, including David Koran, its president, and Greentree, both of whom own substantial positions in our common stock.

Specifically, the 300,000 shares issued to the Company’s three officers were recorded as compensation expense in the second quarter of its fiscal year ending May 31, 2005 in the amount of $75,000.

NOTE E GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $287,278 since inceptions and has a negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE F - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of May 31, 2006 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures (“Disclosure Controls”), and (ii) our internal control over financial reporting (“Internal Controls”). This evaluation (“Evaluation”) was performed by our President and Chief Executive Officer, David R. Koran (“CEO”) and by Laura Koran, our Chief Financial Officer (“CFO”). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the “Rule 13a-14(a)/15d-14(a) Certifications”). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO’s evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Item 8 B Other Information

None

PART III

Item 9. Directors, Executive Officers , Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers and of the positions and offices held with us, and the period during which each served in such positions and offices. Each director and executive officer serves for a term of one (1) year and until his successor is duly elected and qualified.

DIRECTORS AND OFFICERS

Name	Age	Position	Period In Office

Richard Koran	67	Director	February 2004 - Present

David R. Koran	38	Director	February 2004 - Present
		Chief Executive Officer,
		and President

Laura Koran	36	Chief Financial Officer,	February 2004 - Present
		Secretary and Director

Steve Moore	36	Vice President	February 2004 - Present
		And Director

The following is a summary of the business experience and other biographical information with respect to each of our officers and directors listed in the above-referenced table.

David R. Koran has been our Chief Executive Officer, President and Director since inception in February 2004.

Mr. Koran’s experience in the commercial finance and otherwise over the last five years has consisted of the following:

From 2004 to Present, Mr. Koran has been the president of Capital Resource Funding, a commercial finance brokerage company, which provides commercial finance brokerage services within the entire United States. We were incorporated in North Carolina on February 2, 2004. We have no employees, other than Mr. Koran, since our inception. Currently Mr. Koran is working 25 hours per week in the employ of Capital Resource Funding.

From January 2004 to Present, Mr. Koran has been operating as an employee with Benefactor Funding Corp. as a Director of Marketing. Benefactor Funding Corp. is a commercial factor offering funding programs to small to mid-sized businesses ranging from 500,000 to 3 million. Mr. Koran will remain in this employment until it is financially feasible to draw a comparable salary from us.

From January 2002 to December 31, 2003, Mr. Koran worked as a Business Development Officer for J D Factors, LLC. Mr. Koran was successful in developing a new 3 state territory into a profitable region in the first 4 months of operation. J D Factors specializes in factoring services for micro and small businesses.

From July 2001 to January 2002, Mr. Koran worked as a Commercial Loan Officer responsible for managing a 5 million dollar micro business loan portfolio and producing new loan volume monthly. Mr. Koran gained valuable experience in commercial underwriting, loan work outs, and risk management.

From December 1999 to July 2001, Mr. Koran worked as a Business Relationship Manager for First Union Corp. In this role, Mr. Koran managed a small business portfolio of over 500 banking relationships.

Mr. Koran’s experience in the commercial banking industry helped develop his business plan for CRF. Mr. Koran identified a service need within the banking industry to help facilitate small business lending needs that was unmet by the conventional loan products. This industry experience helped to mold the business plan of CRF.

Mr. Koran is a member of the following business organizations: Commercial Finance Association, www.cfa.org; Turnaround Management Association, www.turnaround.org; National Funding Association, www.nationalfunding.org, and he is an Advisory Board member of the Charlotte, NC Chapter.

David Koran lives in Cornelius, North Carolina.

Steven Moore has been our Chief Operating Officer and Director since October 1, 2004. Mr. Moore’s experience over the last five years has consisted of the following:

From June 1992 to January 2000, Mr. Moore was a Planning Manager with the Sara Lee Branded Apparel Division of the Sara Lee Corporation.

From February 2000 to February 2002, Mr. Moore as a Buyer for Kmart Corporation, having the responsibility for buying merchandise to be sold in 2100 retail stores. He supervised five employees.

From March 2002 to September 2004, Mr. Moore was a Director of Sales Planning for the Sara Lee Branded Apparel Division of the Sara Lee Corporation. He managed a team of 24 people in the area of sales forecasting. His team was responsible for providing retail information to their manufacturing planning teams.

Steven Moore lives in Lewisville, North Carolina.

Richard Koran has been our Vice President and Director since October 1, 2004. Mr. Koran’s experience over the last five years has consisted of the following:

From 1997 to September 2004, Mr. Koran was Production Administrator at Standard Register Corp. in Valley View, Ohio. At Standard Register, he oversaw the production operation of demand print, prepress and press production. He was responsible for all of the quality control functions. He managed 20 associates and supervisors, scheduled jobs for internal and all outsourcing of the three shift operations.

Richard Koran is the father of David Koran and lives in Avon, Ohio.

Laura Koran has been our Chief Financial Officer, Secretary and Director since October 1, 2004. Ms. Koran’s experience over the last five years has consisted of the following:

From January 1993 to May 2000, Ms. Koran was an MRO Buyer, Buyer, Senior MRO Buyer, Purchasing Agent and Purchasing Manager at the Sara Lee Corporation.

From May 2000 to March 2003, Ms. Koran was a Purchasing Manager and VMI Program Manager at Solectron, Inc.

From May 2002 to August 2004, Ms. Koran was a Loan Officer and Independent Contractor with her own mortgage loan origination company.

Ms. Koran is married to David Koran.

Audit Committee Financial Expert

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert”, but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an “audit committee financial expert”, each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Code of Ethics”). The Code of Ethics is designed to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer.

•	Compliance with applicable governmental laws, rules and regulations.

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code.

•	Accountability for adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended May 31, 2006. We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our Common Stock.

Item 10. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer, Mr. David R. Koran, since fiscal 2005.

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Other	Restricted Stock Award	Securities Underlying Options (#)
David R. Koran (1)	2006	$-0-	$-0-	$0	0
	2005	$-0-	$-0-	$0	0
____________

Stock Option Awards

There were no options granted to anyone during fiscal 2006.

Aggregated Option Exercises and Fiscal Year End Option Values

There were no options exercised by anyone during fiscal 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans and other equity compensation arrangements as of May 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan	Number of Securities To Be Issue Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

EQUITY COMPENSATION PLANS APPROVED BY STOCKHOLDERS:

None	0	$ 0	0
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS:

None	0	$ 0	0

There was no equity compensation authorized and issued without prior stockholder approval to our employees and non-employees in exchange for consideration in the form of goods or services during the fiscal year ended May 31, 2006.

Beneficial Ownership of Our Common Stock

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 14, 2006 (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. As of July 14, 2006, there were 11,090,000 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (4)

David R. Koran 2212 Lantern Way Circle Cornelius, NC 28031	10,000,000	84.2%
Laura Koran 2212 Lantern Way Circle Cornelius, NC 28031	350,000	3.0%
Richard Koran 2212 Lantern Way Circle Mooresville, NC	275,000	2.3%
Steve Moore 7205 Styers Crossing Lane Clemmons, NC 27102	75,000	0.6%
Officers and directors as a group (4 persons)	10,700,000	90.1%
___________________

(1) Unless otherwise indicated, the address of the persons named in the table is 17111 Kenton Drive, Suite 100B, Cornelius, N.C. 28031.

(2) As used herein, a person is deemed to be the “beneficial owner” of a security if he or she has or shares voting or investment power with respect to such security, or has the right to acquire such ownership within sixty (60) days. As used herein, “voting power” includes the power to vote or to direct the voting of shares, and “investment power” includes the power to dispose or to direct the disposition of shares, irrespective of any economic interest therein.

(3) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them.

(4) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of July 14, 2006 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights, if applicable.

Item 12. Certain Relationships and Related Transactions

                 NONE

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits. The exhibit list required by Item 13 of Form 10-KSB is provided in the “Index to Exhibits” located herein, immediately following Item 15.

(b)	Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2006.

NONE

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

    The following table represents the aggregate fees billed for professional audit services rendered to us, Traci J. Anderson, CPA, our current independent auditor, (“Anderson”) for the audit of our annual financial statements for the years ended May 31, 2006 and 2005, and all fees billed for other services rendered by Anderson during those periods.

Year Ended May 31,	2006	2005

Audit Fees (1)	$2,500(2)	$2,500(3)
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$2,500	$2,500
___________

(1) Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) The amounts shown for Anderson in fiscal 2006 relate to (i) the audit of our annual financial statements for the fiscal year ended May 31, 2006, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the first, second and third quarters of fiscal 2006.

(3) The amounts shown for Anderson in fiscal 2005 relate to (i) the audit of our annual financial statements for the fiscal year ended May 31, 2005, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2005.

(4)  Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before us engages an accountant. All of the services rendered to us by Anderson during fiscal 2006 were pre-approved by our Board of Directors.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Capital Resource Funding, Inc. **
3.2	Bylaws of Capital Resource Funding, Inc. **
4.2	Specimen of Common Stock Certificate **
14.1	Code of Ethics *
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Laura Koran, Chief Financial Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of David R. Koran, CEO and President *
32.1	Section 1350 Certifications of Laura Koran, Chief Financial Officer *
32.2	Section 1350 Certifications of David R. Koran, Chief Executive Officers and President *
__________
* Filed herewith.
** Contained in our Registration Statement, Form SB-2, as filed with the Commission on August 16, 2004.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2006

CAPITAL RESOURCE FUNDING, INC.
By:	/s/ David R. Koran
David R. Koran, Chief Executive Officer

By:	/s/ Laura Koran
Laura Koran, Chief Financial Officer and Treasurer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Koran	Director	July 14, 2006
David R. Koran
/s/ Laura Koran	Director	July 14, 2006
Laura Koran