Form 10QSB
period 2006-08-31
CAPITAL RESOURCE FUNDING INC
filed 2006-10-18
CIK 1298195

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended August 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of October 18, 2006: 12,422,971

Number of shares of preferred stock outstanding as of October 18, 2006: -0-

Note: The information contained in this Form 10-QSB should be read in conjunction with its other recent public filings regarding its announcement of an executed Plan of Exchange with an unrelated entity and other related disclosures.

ITEM 1.

Capital Resource Funding, Inc.
BALANCE SHEET
AS OF AUGUST 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,060
TOTAL CURRENT ASSETS	17,060

FIXED ASSETS
Computer equipment	4,035
Accumulated depreciation	(335)
TOTAL FIXED ASSETS	3,700

TOTAL ASSETS	$20,760

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Interest	$2,358
Notes Payable	62,778
65,136
STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.00000005 par value, 100,000,000
shares authorized; none issued and outstanding at August 31, 2006)	-
Common Stock ($.00000005 par value, 100,000,000 shares authorized;
12,422,971 issued and outstanding at August 31, 2006)	1
Additional Paid in Capital	590,431
Retained Deficit	(634,808)

TOTAL STOCKHOLDERS' DEFICIT	(44,376)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,760

Capital Resource Funding, Inc.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

	3 Months Ended 8/31/06	3 Months Ended 8/31/05
REVENUES:
Commissions Earned	$17,486		$542
TOTAL REVENUE	$17,486		$542

EXPENSES:
Operating Expenses
Selling, general, and administrative	$30,666		$587
Common stock issued for consulting fees	333,243		-
TOTAL EXPENSES	363,909		587
OPERATING (LOSS)	(346,423)		(45)

Interest Expense	1,107		371
	1,107		371

NET (LOSS)	$(347,530)		$(416)

Net (loss) per share-
basic and fully diluted	$(0.03)	$	*
Weighted average shares outstanding	11,756,486		10,790,000

* less than $.01 per share.

Capital Resource Funding, Inc.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

	3 Months Ended 8/31/06	3 Months Ended 8/31/05
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(347,530)	$(416)
Adjustments to reconcile net (loss) to net cash used in operations:
Non-cash items
Common stock issued for services rendered	333,243	-
Depreciation	67	-
Accrued interest	582	-
NET CASH (USED IN) OPERATING ACTIVITIES	(13,638)	(416)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,638)	(416)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,638)	(416)

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD	30,698	2,040

END OF THE PERIOD	17,060	1,624

CAPITAL RESOURCE FUNDING, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Capital Resource Funding, Inc. (“We, Our, Us”) was organized under the laws of the State of North Carolina on February 2, 2004 as a subchapter S-Corporation. We are in the business of providing consultative services to small to mid sized businesses in need of financing sources ranging from SBA loans, commercial mortgages, factoring and asset based loans. The financial statements set forth above reflect all of the costs of doing business. Our fiscal year-end is May 31, as elected.

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

Advertising Costs—Advertising costs are expensed as incurred. The advertising expense totaled $-0- for the three months ended August 31, 2006 and 2005, respectively.

Income Taxes—The S Corporation is not a taxpaying entity for federal and state income tax purposes and thus no provisions for income taxes has been recognized. Income of the S Corporation is taxed to the shareholders in their respective returns.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, fixed assets, accrued interest and notes payable approximate fair value based on the short-term maturity of these instruments.

CAPITAL RESOURCE FUNDING, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2006

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

Impairment of Long-Lived Assets—We evaluate the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. We adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended August 31, 2006 based upon a management review of such assets.

Recent Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis.

In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be our third quarter of fiscal 2007. We expect that the adoption of EITF Issue No. 06-3 will not have a material impact on our consolidated results of operations or financial position.

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.”  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions. We are currently reviewing FIN 48 and are unable to determine the effect, if any, that FIN 48 will have to our consolidated operating results, consolidated financial position, or future consolidated cash flows.

CAPITAL RESOURCE FUNDING, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2006

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended August 31, 2006 is summarized as follows:

Cash paid during the three months ended August 31, 2006 for interest and income taxes:

Income Taxes            $ ---
Interest                      $525

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. We determined that we did not have any separately reportable operating segments as of August 31, 2006.

NOTE D—COMMITMENTS

We are provided with its office facilities from its officers and majority shareholder, on a month-to-month basis for $500 per month.

NOTE E - GOING CONCERN

We have limited revenue of $17,486 for the three months ended August 31, 2006 and we suffered a net loss from operations subsequent for the three months ended August 31, 2006 of $347,530. We have collective notes payable in the amount of $62,778 as of August 31, 2006, with $17,060 in cash at August 31, 2006, and a net working capital deficit of $48,076 as of August 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations.

Revenue.

    We recorded revenue of $17,486 for the three months ended August 31, 2006, versus revenue of $542 for the same period ended in August 31, 2005. Sales consisted of commissions earned on funded loans as follows:

•	Broker fees in connection with factoring of accounts receivable.

    All sales transactions were with unrelated parties.

Expenses.

    Total expenses for the three months ended August 31, 2006 were $363,909, versus expenses of $587 for the same period ended in August 31, 2005. The increase of $322,322 was primarily due to the issuance of 1,332,971 common shares for services rendered in the quarter ended August 31, 2006 which generated $333,243 in expenses. The expenses for the three months ended August 31, 2005 were attributable to miscellaneous and sundry costs.

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

Income/ Losses.

    Net loss for the three months ended August 31, 2006 was ($347,530), or ($.03) per share, versus the net loss of $542, or less than $.01 per share, for the same period ended August 31, 2005. The net loss for the three months ended August 31, 2006 was due to the limited revenues from commissions and common stock issuance for services rendered as noted above. We expect to continue to incur losses at least through the fiscal year 2006, partly attributable to the fair value of expected services to be received. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact of Inflation.

    We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

    Cash flows used in operations for the three months ended August 31, 2006 were $13,638, versus cash flow used of $416 used in operations for the same period ended August 31, 2005. Cash flows were primarily attributable to a net loss for both quarters ended in August 31, 2006 and 2005. Cash received for commissions and broker fees for the three months ended August 31, 2006 was $17,486 versus $542 in the prior comparable period.

    There were no cash flows from investing or financing activities for the both quarters ended August 31, 2006 and 2005.

    Overall, we have funded our cash needs for the three months ended August 31, 2006 with excess cash from prior periods that we have been using in subsequent periods. If we are unable to receive additional cash, we may need to rely on financing from outside sources through debt or equity transactions. Our officer is under no legal obligation to provide us with capital infusions. As described above under Liquidity and Capital Resources for the three months ended August 31, 2006, our cash flow and cash needs for the future are significant. Cash flows for the three months ended August 31, 2006 has decreased and our cash needs have increased as a result of our results of operations during the period.

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

    We had cash on hand of only $17,060 and a working capital deficit of $48,076 as of August 31, 2006. In addition to the line of credit, we may need to seek additional outside sources of funding, such as equity or debt placements. We will also rely on the existence of our projected revenue from our business operations, if any. A lack of significant revenues during the remainder of 2006 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will have to be necessary. Our current level of operations would require capital of approximately $1,000 to sustain operations through fiscal year 2006 and approximately $35,000 per year thereafter. Any modifications to our business plans, such the hiring of additional employees and the principal making a full-time commitment to the business, which would require the payment of his salary and expenses, may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

    No officer or director, nor any other person or entity is liable for, surety or otherwise provides a guarantee for our line of credit with First Citizens Bank.

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

Critical Accounting Policies and Estimates

    We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see "Note 1 - Summary of significant account policies" in our financial statements and related notes on Form 10-KSB. Our critical accounting policies and estimates are as follows:

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three month ended August 31, 2006 based upon a management review of such assets.

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer for the quarter ending August 31, 2006, David Koran (“CEO”) and by our Chief Financial Officer for the quarter ending August 31, 2006, Laura Koran, (“CFO”). In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the quarter ended August 31, 2006, we issued 1,332,471 restricted common shares for services rendered during the quarter.

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

(b) Reports on Form 8-K

    Forms 8-K was issued on September 7, 2006 and October 2, 2006 for entry into a material agreement i.e. Plan of Exchange, with an unrelated entity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL RESOURCE FUNDING, INC. (Registrant)

Date: October 18, 2006	By:	/s/ David Koran
David Koran President and Chief Executive Officer For the quarter ending August 31, 2006

CAPITAL RESOURCE FUNDING, INC. (Registrant)

Date: October 18, 2006	By:	/s/ Laura Koran
Laura Koran Chief Financial Officer For the quarter ending August 31, 2006