Form 10QSB
period 2006-11-30
CAPITAL RESOURCE FUNDING INC
filed 2007-01-18
CIK 1298195

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CAPITAL RESOURCE FUNDING, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	54-2142880
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

1 HUTAN STREET, ZHONGSHAN DISTRICT
DALIAN, P. R. CHINA
(Address of principal executive offices)

(86411) 8289-7752
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of January 16, 2007: 42,422,971

Number of shares of preferred stock outstanding as of January 16, 2007: -0-

Note: The information contained in this Form 10-QSB should be read in conjunction with its other recent public filings regarding its announcement of an executed Plan of Exchange with an unrelated entity and other related disclosures.

ITEM 1.

Capital Resource Funding, Inc.
BALANCE SHEET
AS OF NOVEMBER 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,339
TOTAL CURRENT ASSETS	1,339

FIXED ASSETS
Computer equipment	4,035
Accumulated depreciation	(402)
TOTAL FIXED ASSETS	3,633

TOTAL ASSETS	$4,972

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$213
213
STOCKHOLDERS' DEFICIT
Convertible preferred stock ($.00000005 par value, 10,000,000
shares authorized; none issued and outstanding at November 30, 2006)	-
Common stock ($.00000005 par value, 100,000,000 shares authorized;
42,422,971 issued and outstanding at November 30, 2006)	2
Additional paid in capital	655,566
Retained deficit	(650,809)

TOTAL STOCKHOLDERS' DEFICIT	4,759
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,972

Capital Resource Funding, Inc.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005

	3 Months Ended 11/30/06		3 Months Ended 11/30/05		6 Months Ended 11/30/06	6 Months Ended 11/30/05
REVENUES:
Commissions Earned		$14,857		$1,459	$32,343		$7,671
TOTAL REVENUE		$14,857		$1,459	$32,343		$7,671

EXPENSES:
Operating Expenses
Selling, general, and administrative		$30,503		$5,406	$61,169		$11,652
Common stock issued for consulting fees		-		-	333,243		-
TOTAL EXPENSES		30,503		5,406	394,412		11,652
OPERATING (LOSS)		(15,646)		(3,947)	(362,069)		(3,981)

Interest Expense		355		179	1,462		268
		355		179	1,462		268

NET (LOSS)		$(16,001)		$(4,126)	$(363,531)		$(4,249)

Net (loss) per share-
basic and fully diluted	$	*	$	*	$(0.03)	$	*
Weighted average shares outstanding		11,967,453		10,790,000	11,756,486		10,790,000

* less than $.01 per share.

Capital Resource Funding, Inc.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005

	6 Months Ended 11/30/06	6 Months Ended 11/30/05
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(363,531)	$(4,249)
Adjustments to reconcile net (loss) to net cash used in operations:
Non-cash items
Common stock issued for services rendered	333,243	-
Depreciation	134	-
Other	-	(264)
Increase in accounts receivable	-	(1,436)
Increase in accounts payable	213	-
Accrued interest	582	-
NET CASH (USED IN) OPERATING ACTIVITIES	(29,359)	(5,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to bank	-	4,508
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,508

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,359)	(1,441)

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD	30,698	2,040

END OF THE PERIOD	$1,339	$599

OTHER NON-CASH FINANCING ACTIVITIES:
Contribution of capital by majority shareholder and simultaneous
repayment of company debt and accrued interest	$65,136	$-

CAPITAL RESOURCE FUNDING, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006

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

Advertising Costs—Advertising costs are expensed as incurred. The advertising expense totaled $-0- for the six months ended November 30, 2006 and 2005, respectively.

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

CAPITAL RESOURCE FUNDING, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006

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

Impairment of Long-Lived Assets—We evaluate the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. We adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended November 30, 2006 based upon a management review of such assets.

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

CAPITAL RESOURCE FUNDING, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended November 30, 2006 is summarized as follows:

Cash paid during the six months ended November 30, 2006 for interest and income taxes:

Income Taxes   $ ---
Interest    $1,462

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. We determined that we did not have any separately reportable operating segments as of November 30, 2006.

NOTE D—COMMITMENTS

We are provided with its office facilities from its officers and majority shareholder, on a month-to-month basis for $500 per month.

NOTE E—GOING CONCERN

We have limited revenue of $32,343 for the six months ended November 30, 2006 and we suffered a net loss from operations subsequent for the six months ended November 30, 2006 of $363,531. We have $1,339 in cash at November 30, 2006, and a small working capital of $1,126 as of November 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

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

CAPITAL RESOURCE FUNDING, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006

NOTE F—PENDING TRANSACTION

On September 6, 2006, Capital Resource Funding, Inc. entered into a Plan of Exchange with Sun Group Dalian High-Tech Development Co., Ltd. ("Sun Group") and filed an 8-K. The Sun Group stockholders acquired the majority of the outstanding common stock of Capital Resource Funding, Inc. The transaction is accounted for as a reverse purchase acquisition/merger wherein Sun Group is the accounting acquirer and Capital Resource Funding, Inc. is the legal acquirer. The transaction is pending because the Company is working on the legal process for such acquisition in China, which is expected to be completed in the third quarter of fiscal year 2006.

The following consolidated (Unaudited) condensed pro forma balance sheet reflects the financial position of Capital Resource Funding, Inc. as of November 30, 2006 as if the merger with Sun Group had been completed as of that date, and the consolidated (Unaudited) condensed pro forma statements of income for Capital Resource Funding, Inc. for the six months ended November 30, 2006 and for the fiscal year ended May 31, 2006 as if the merger had been completed as of those dates.

These financial statements are presented for informational purposes only and do not purport to be indicative of the financial position that would have resulted if the merger had been consummated at each company's year end. The pro forma financial statements should be read in conjunction with the Company’s financial statements and related notes thereto contained in the Company’s SEC quarterly and annual filings (including the current reports on Form 8-K filed with the Commission in connection with the reverse merger) and Sun Group’s financial statements and related notes thereto contained elsewhere in this information statement.

A final determination of required purchase accounting adjustments, including the allocation of the purchase price to the assets acquired based on their respective fair values, has not yet been made. Accordingly, the purchase accounting adjustments made in connection with the development of the pro forma financial statements are preliminary and have been made solely for purposes of developing the pro forma combined financial information.

CAPITAL RESOURCE FUNDING INC. AND SUN GROUP DALIAN HIGH-TECH DEVELOPMENT CO., LTD.
Unaudited Pro Forma Combined Balance Sheet
As of November 30, 2006
(Expressed in US dollars)

			Pro Forma		Pro Forma
	CRFU	Xin Yang	Adjustment		Combined
	US$	US$	US$		US$

Current assets
Cash and cash equivalents	$1,339	$270,592	$-		$271,931
Accounts receivable, trade	-	3,373,495	-		3,373,495
Amount due from related parties	-	574,689	-		574,689
Prepaid expense and other current assets	-	28,922	-		28,922
Inventories	-	2,452	-		2,452
Total current assets	1,339	4,250,150	-		4,251,489

Non-current assets
Property, plant and equipment, net	3,633	11,191,017	-		11,194,650

TOTAL ASSETS	$4,972	$15,441,167	$-		$15,446,139

Current liabilities
Accounts payable	$213	$1,705,384	$(213)	B	$1,705,384
Other payable and accrued liabilities	-	324,076	-		324,076
VAT payable	-	187,057	-		187,057
Income tax payable	-	63,427	-		63,427
Total current liabilities	213	2,279,944	(213)		2,279,944

Minority interest	-	-	-		-

Stockholders' equity:
Registered capital	-	13,126,609	(13,126,609)	A	-
Convertible preferred stock ($.00000005 par value, 10,000,000 shares
authorized; none issued and outstanding at November 30, 2006)	-	-	-		-
Common stock ($.00000005 par value, 100,000,000 shares
authorized; 42,422,971 issued and outstanding at November 30, 2006)	2	-	-		2
Additional paid-in capital	655,566	-	12,791,792	A,B	13,447,358
Accumulated other comprehensive income	-	369,644	-		369,644
Retained earnings (accumulated deficit)	(650,809)	(335,030)	335,030	A	(650,809)
Total owners' equity	4,759	13,161,223	213		13,166,195

TOTAL LIABILITIES AND OWNERS' EQUITY	$4,972	$15,441,167	$-		$15,446,139

CAPITAL RESOURCE FUNDING INC. AND SUN GROUP DALIAN HIGH-TECH DEVELOPMENT CO., LTD.
Unaudited Pro Forma Combined Income Statement
For the fiscal year ended May 31, 2006
(Expressed in US dollars)

			Pro Forma	Pro Forma
	CRFU	Xin Yang	Adjustment	Combined
	USD	USD	USD	USD

Revenue	20,673	290,404	-	311,077
Less: Cost of sales	-	151,099	-	151,099
Gross profit	20,673	139,305	-	159,978

Operating expenses
Adminstrative expenses	45,512	253,385	-	298,897
Research & development	-	96,800	-	96,800
Depreciation	-	133,070	-	133,070
Total operating expenses	45,512	483,255	-	528,767

Income/ (loss) from operations	(24,839)	(343,950)	-	(368,789)

Other (expenses)/ income
Interest expenses	(2,129)	-	-	(2,129)

Loss before income tax	(26,968)	(343,950)	-	(370,918)

Income tax expense	-	-	-	-

Net loss	(26,968)	(343,950)	-	(370,918)

CAPITAL RESOURCE FUNDING INC. AND SUN GROUP DALIAN HIGH-TECH DEVELOPMENT CO., LTD.
Unaudited Pro Forma Combined Income Statement
For the six months ended November 30, 2006
(Expressed in US dollars)

			Pro Forma	Pro Forma
	CRFU	Xin Yang	Adjustment	Combined
	USD	USD	USD	USD

Revenue	32,343	3,023,380	-	3,055,723
Less: Cost of sales	-	2,267,156	-	2,267,156
Gross profit	32,343	756,224	-	788,567

Operating expenses
Selling, general and administrative	61,169	158,763	-	219,932
Research & development	-	72,187	-	72,187
Depreciation	-	135,050	-	135,050
Common stock issued for consulting fees	333,243	-	-	333,243
Total operating expenses	394,412	366,000	-	760,412

Income (loss) from operations	(362,069)	390,224	-	28,155

Other (expenses)/ income
Interest expenses	(1,462)	-	-	(1,462)

Loss before income tax	(363,531)	390,224	-	26,693

Income tax	-	67,668	-	67,668

Net income	(363,531)	322,556	-	(39,513)

CAPITAL RESOURCE FUNDING INC. AND SUN GROUP DALIAN HIGH-TECH DEVELOPMENT CO., LTD.
Adjustments to Consolidated (Unaudited) Condensed Pro Forma Statements
September, 2006

A = On September 6, 2006, Capital Resource Funding, Inc. entered into a Plan of Exchange with Sun Group and filed an 8-K. The Sun Group stockholders acquired the majority of the outstanding common stock of Capital Resource Funding, Inc. The transaction is accounted for as a reverse purchase acquisition/ merger wherein Sun Group is the accounting acquirer and Capital Resource Funding, Inc. is the legal acquirer. Accordingly, the accounting acquirer records the assets purchased and liabilities assumed as part of the merger and the entire stockholders equity section of the legal acquirer is eliminated with negative book value acquired offset against the paid in capital of the accounting acquirer.

B = To record settling of liabilities of Capital Resource Funding, Inc. per the 8-K.

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

Results of Operations.

Revenue.

    We recorded revenue of $14,857 and $32,343 for the three months and six months ended November 30, 2006, respectively, versus revenue of $1,459 and $7,671 for the same periods ended in November 30, 2005, respectively. Sales consisted of commissions earned on funded loans as follows:

•	Broker fees in connection with factoring of accounts receivable was $14,857 and $32,343 for the three and six months ended November 30, 2006, respectively.

    All sales transactions were with unrelated parties.

Expenses.

    Total expenses for the three months and six months ended November 30, 2006 were $30,503 and $394,412, respectively, versus expenses of $5,406 and $11,652 for the same periods ended in November 30, 2005, respectively. The increase of $382,760 for the six months in 2006 was primarily due to the issuance of 1,332,971 common shares for services rendered in the first quarter of 2006 which generated $333,243 in expenses. The expenses for the six months ended November 30, 2005 were attributable to miscellaneous and sundry costs.

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

Income Taxes

    We did not have any federal or state income tax expense for the six months ended November 30, 2006 due to the accumulated loss.

Income/ Losses.

    Net loss for the three months and six months ended November 30, 2006 were $16,001, or less than $.01 per share, and $363,531, or ($.03) per share, respectively, versus the net loss of $4,126, or less than $.01 per share, and $4,249, or less than $.01 per share, for the same periods ended November 30, 2005. The net loss for the six months ended November 30, 2006 was due to the limited revenues from commissions and common stock issuance for services rendered as noted above. We expect to continue to incur losses at least through the fiscal year 2006, partly attributable to the fair value of expected services to be received. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact of Inflation.

    We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

    Cash flows used in operations for the six months ended November 30, 2006 were $29,359, versus cash flow used of $5,949 used in operations for the same period ended November 30, 2005. Cash flows were primarily attributable to a net loss for both six-month periods ended in November 30, 2006 and 2005. Cash received for commissions and broker fees for the six months ended November 30, 2006 was $32,343 versus $7,671 in the prior comparable period.

    There were no cash flows from investing activities for both six-month periods ended November 30, 2006 and 2005.

    There were no cash flows from financing activities for six months ended November 30, 2006, versus cash flow of $4,508 provided by financing activities for the same period ended November 30, 2005, due primarily to notes from a bank.

    Overall, we do not have enough cash for the subsequent periods. If we are unable to receive additional cash, we may need to rely on financing from outside sources through debt or equity transactions. Our officer is under no legal obligation to provide us with capital infusions. As described above under Liquidity and Capital Resources for the six months ended November 30, 2006, our cash flow and cash needs for the future are significant. Cash flows for the six months ended November 30, 2006 has decreased and our cash needs have increased as a result of our results of operations during the period.

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

    We had cash on hand of only $1,339 and a working capital of $1,126 as of November 30, 2006. In addition to the line of credit, we may need to seek additional outside sources of funding, such as equity or debt placements. We will also rely on the existence of our projected revenue from our business operations, if any. A lack of significant revenues during the remainder of 2006 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will have to be necessary. Our current level of operations would require capital of approximately $1,000 to sustain operations through fiscal year 2006 and approximately $35,000 per year thereafter. Any modifications to our business plans, such the hiring of additional employees and the principal making a full-time commitment to the business, which would require the payment of his salary and expenses, may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six month ended November 30, 2006 based upon a management review of such assets.

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer for the six months ending November 30, 2006, Wang, Bin (“CEO”) and by our Chief Financial Officer for the six months ending November 30, 2006, Liu, Ming Fen, (“CFO”). In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

    On September 30, 2006, pursuant to the Plan of Exchange, dated September 6, 2006, the Majority Shareholder of the Company delivered the 9,500,000 common shares of the Company to the Sun Group Shareholders in exchange for total payments of $600,000 in cash and the Company issued to the Sun Group Shareholders an amount equal to 30,000,000 new investment shares of common stock of the Company pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for 70% of the registered capital of Sun Group. Upon completion of the exchange, Sun Group will be a 70% owned subsidiary of the Company. The 30,000,000 new investment shares of common stock was issued on October 16, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

    On September 6, 2006, the Company and predecessor of the Company, executed a Plan of Exchange (the "Agreement"), between and among the Registrant, Da Lian Xin Yang High-tech Development Co. Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Sun Group”), the shareholders of Sun Group (the "Sun Group Shareholders") and the Majority Shareholder of the Registrant. An executed copy of the Agreement is filed with Form 8-K on September 7, 2006.

    On September 30, 2006, pursuant to the Agreement, the Majority Shareholder of the Registrant delivered the 9,500,000 shares of common stock of the Registrant to the Sun Group Shareholders in exchange for total payments of $600,000 in cash and the Registrant issued to the Sun Group Shareholders an amount equal to 30,000,000 new investment shares of common stock of the Registrant pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for 70% of the registered capital of Sun Group. Upon completion of the exchange, Sun Group will become a 70% owned subsidiary of the Registrant.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 CEO Certification pursuant to Section 302
31.2 CFO Certification pursuant to Section 302
32.1 CEO Certification pursuant to Section 906
32.2 CFO Certification pursuant to Section 906

(b) Reports on Form 8-K

Reports on Form 8-K filed in the second quarter of 2006

(1)
On September 7, 2006, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and Sun Group, a corporation organized and existing under the laws of the Peoples’ Republic of China, have entered into a Plan of Exchange.

(2)	On October 2, 2006, the Company filed an 8-K report to announce the closing of the deal with Sun Group, change in control and the appointment of new directors and officers.

(3)	On November 13, 2006, the Company filed an 8-K report to announce the resignation and appointment of Vice President of the Company.

(4)	On November 28, 2006, the Company filed an 8-K report to fully disclose the deal with Sun Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL RESOURCE FUNDING, INC. (Registrant)

Date: January 18, 2007	By:	/s/ Wang, Bin
President, Chief Executive Officer and Chairman