Form 10QSB
period 2007-02-28
CAPITAL RESOURCE FUNDING INC
filed 2007-04-23
CIK 1298195

United States
Securities and Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 333-118259

_________________

CAPITAL RESOURCE FUNDING, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	54-2142880
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

1 HUTAN STREET, ZHONGSHAN DISTRICT
DALIAN, P. R. CHINA
(Address of principal executive offices)

(86411) 8289-7752
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  No

Number of shares of common stock outstanding as of April 13, 2007: 43,422,971

Number of shares of preferred stock outstanding as of April 13, 2007: 0

Transitional Small Business Disclosure Format:  Yes No

CAPITAL RESOURCE FUNDING, INC.

FORM 10-QSB

FOR THE QUARTER ENDED FEBRUARY 28, 2007

i

Part I. Financial Information

Item 1.	Financial statements

CAPITAL RESOURCE FUNDING, INC
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

February 28, 2007

ASSETS
Current assets:
Cash and cash equivalents	$359,428
Accounts receivable, trade	4,741,875
Amount due from a related party	595,254
Prepaid expenses and other current assets	1,014

Total current assets	5,697,571

Property, plant and equipment, net	10,696,970

TOTAL ASSETS	$16,394,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$2,333,800
Customers deposit	37,246
Other payables and accrued liabilities	295,758
Value added tax payable	327,168
Income tax payable	255,106

Total current liabilities	3,249,078

TOTAL LIABILITIES	3,249,078

MINORITY INTEREST	4,094,423

Stockholders' equity:
Convertible preferred stock; par value $.00000005; 2,000,000 shares authorized; none shares issued and outstanding as of
February 28, 2007	-
Common stock, $0.00000005 par value; 100,000,000 shares
authorized; 43,422,971 shares issued and outstanding as of
February 28, 2007	2
Additional paid-in capital	9,638,625
Accumulated other comprehensive income	9,024
Accumulated deficits	(596,611)

Total stockholders' equity	9,051,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,394,541

See accompanying notes to condensed consolidated financial statements.

CAPITAL RESOURCE FUNDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2007	2006	2007	2006
REVENUE, NET	$2,661,696	$-	$5,685,076	$-
COST OF REVENUES	1,888,930	-	4,156,086	-

GROSS PROFIT	772,766	-	1,528,990	-

OPERATING EXPENSES:
General and administrative	594,981	30,581	781,066	104,184
Research and development	17,559	21,000	72,424	72,000
Depreciation	65,057	60,537	190,107	160,040

TOTAL OPERATING EXPENSES	677,597	112,118	1,043,597	336,224

INCOME (LOSS) FROM OPERATIONS
	95,169	(112,118)	485,393	(336,224)
Income tax expense	(200,309)	-	(267,977)	-

INCOME (LOSS) BEFORE MINORITY INTEREST
	(105,140)	(112,118)	217,416	(336,224)
Minority interest	(108,004)	-	(156,441)	-

NET (LOSS) INCOME	$(213,144)	$(112,118)	$60,975	$(336,224)

Other comprehensive income (loss):
- Foreign currency translation gain
(loss)	4,685	3,511	7,030	4,019

COMPREHENSIVE (LOSS) INCOME
	$(208,459)	$(108,607)	$68,005	$(332,205)

Net income (loss) per share - basic
and diluted	$(0.01)	$0.00	$0.00	$(0.01)

Weighted average number of shares
outstanding during the period -
basic and diluted	33,358,948	30,000,000	20,777,778	30,000,000

See accompanying notes to condensed consolidated financial statements.

CAPITAL RESOURCE FUNDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

	Nine months ended February 28,
	2007		2006
Cash flows from operating activities:
Net income (loss)		$60,975	$(336,224)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation		278,816	160,040
Minority interest		156,441	-
Stock based compensation		450,000	-
(Increase) decrease in operating assets and liabilities:
Accounts receivable, trade		(4,405,500)	-
Inventories		147,382	-
Prepaid expenses and other current assets		433,912	(395)
Accounts payable, trade		2,074,366	-
Other payables and accrued liabilities		283,318	140,883
Value added tax payable		327,168	-
Income tax payable		255,106	-

Net cash used in operating activities		61,984	(35,696)

Cash flows from investing activities:
Purchase of plant and equipment		(17,934)	(5,836)

Net cash used in investing activities		(17,934)	(5,836)

Cash flows from financing activities:
Repayment of advances to a related party		101,084	-
Capital contribution from stockholders		-	1,261,905

Net cash provided by financing activities		101,084	1,261,905

Foreign currency translation adjustment		7,030	4,019

NET CHANGE IN CASH AND CASH EQUIVALENTS		152,164	1,224,392
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		207,264	876,681

CASH AND CASH EQUIVALENTS, END OF PERIOD		$359,428	$2,101,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes		$16	$-

Cash paid for interest expenses	$		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Stocks issued for service rendered		$450,000	$-

See accompanying notes to condensed consolidated financial statements.

CAPITAL RESOURCE FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE—1         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-KSB for the year ended February 28, 2006.

NOTE—2         ORGANIZATION AND BUSINESS BACKGROUND

Capital Resource Funding, Inc. (the "Company" or "CRFU") was organized under the laws of the State of North Carolina on February 2, 2004 as a subchapter S-Corporation. CRFU is a holding company whose primary business operations are conducted by through its sole operating subsidiary, in the provision of consultative service to small to mid-sized businesses in need of financing source ranging from SBA loans, commercial mortgages, factoring and asset based loans.

On September 6, 2006, CRFU entered a stock exchange transaction with Da Lian Xin Yang High-Tech Development Co., Ltd (“Sun Group”) and the transaction was effectively completed on February 28, 2007. Sun Group was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on August 8, 2000 with its principal place of business in Da Lian City, Liaoning Province, the PRC. Sun Group is principally engaged in the production and sales of cobaltosic oxide and lithium cobalt oxide, both anode materials used in lithium ion rechargeable batteries.

The stock exchange transaction involved the following simultaneous transactions:

1)

CRFU issued to Sun Group’s owners an amount equal to 30,000,000 new shares of common stock of CRFU pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for 70% interest of Sun Group; and

2)	the majority shareholder of CRFU delivered the 9,500,000 shares of common stock to a Sun Group owner in exchange for total payments of $600,000 in cash, less related expenses.

Also in connection with this stock exchange transaction, CRFU and Sun Group agreed that:

CAPITAL RESOURCE FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

1.	CRFU granted to Sun Group’s 30%-controlling owners a two (2) year non-transferable option to subscribe for and purchase 10,000,000 new shares of CRFU in exchange for RMB31,800,000;

2.	CRFU would settle all of its material liabilities as defined by U.S. Generally Accepted Accounting Principles; and

3.	An existing director would resign from the positions of director and officer of CRFU and a nominee of Sun Group would be appointed to the Board of Directors of CRFU to fill the vacancy.

Upon completion of the exchange, Sun Group became a wholly-owned subsidiary of CRFU and the former owners of Sun Group then owned 93% of the issued and outstanding shares of the Company.

On September 29, 2006, CRFU appointed Mr. Wang, Bin as President and Chief Executive Officer, Ms. Feng, Gui Mei as Vice President and Ms. Liu, Ming Fen as Chief Financial Officer. Furthermore, all of the Company’s former officers resigned from their positions.

On October 30, 2006, CRFU accepted the resignation of Ms. Feng, Gui Mei as Vice President and Director and appointed Mr. Wang, Yu Long as Vice President of the Company, effective as of October 30, 2006.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CRFU whereby Sun Group is deemed to be the accounting acquirer (legal acquiree) and CRFU to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of Sun Group, with the assets and liabilities, and revenues and expenses, of CRFU being included effective from the date of stock exchange transaction. CRFU is deemed to be a continuation of the business of Sun Group. Accordingly, the accompanying condensed consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost; and

(2)

the financial position, results of operations, and cash flows of the acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

CRFU and Sun Group are hereinafter referred to as (the “Company”).

NOTE—3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

CAPITAL RESOURCE FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

•	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Sun Group.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

•	Revenue recognition

Revenue is recognized when products are delivered to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance.

The Company is subject to Valued Added Tax (“VAT”) which is levied on the majority of the products of Sun Group at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Starting April 1, 2006, the Company commenced the production and sales of cobaltosic oxide in the PRC.

•	Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor and manufacturing overhead.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. As of February 28, 2007, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs.

•	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

CAPITAL RESOURCE FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

	Depreciable life	Residual value
Building	40 years	5%
Plant and machinery	5-40 years	5%
Office equipment	5 years	5%
Motor vehicle	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

•	Impairment of long lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,’ a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

•	Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

CAPITAL RESOURCE FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

•	Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method, however, if the stock options or warrants become anti-dilutive, the income per share results are reflected at the average basic weighted average income per share.

The weighted average number of common shares outstanding as shown in the financial statements presented herewith was computed based on the number of shares of common shares outstanding, and took into account the recapitalization transactions and the reverse acquisition transaction as described in Note 2.

•	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar are calculated at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the consolidated statement of operations and comprehensive income.

The Company’s subsidiary, Sun Group, maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one reportable segment.

CAPITAL RESOURCE FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

•	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, amount due from related parties, prepaid expenses and other current assets, accounts payable, customers deposit, other payables and accrued liabilities, VAT payable and income tax payable.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

•	Equity-based compensation

The Company adopts SFAS No. 123R, “Accounting for Stock-Based Compensation” using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period.

NOTE—4         ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required as of February 28, 2007.

2007
Accounts receivable, gross	$4,741,875
Less: allowance for doubtful accounts	-

Accounts receivable, net	$4,741,875

NOTE—5         AMOUNT DUE FROM A RELATED PARTY

The amount due from a related party is comprised of temporary advances made to Sun Group High Technology Development Co., Ltd, a former owner of Sun Group. The balance is unsecured, and non-interest bearing and was repayable within 12 months.

CAPITAL RESOURCE FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE—6         PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, as of February 28, 2007 is as follows:

2007
Building	$5,928,459
Plant and machinery	4,900,969
Office equipment	196,834
Motor vehicle	164,881

11,191,143
Less: accumulated depreciation	(494,173)

Property, plant and equipment, net	$10,696,970

Depreciation expense for the nine months ended February 28, 2007 and 2006 was $ 278,816 and $160,040, respectively.

NOTE—7         OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of February 28, 2007 consist of following:

2007
Government levies payable	$44,256
Rental payable	4,741
Salary and welfare payable	178,520
Accrued expenses	68,241

$295,758

NOTE—8         MINORITY INTEREST

In connection with the stock exchange transaction as fully described in Note 2, the Company granted to Sun Group’s 30%-controlling owners of the two (2) years option for the subscription and purchase of the additional 10,000,000 new shares of common stock of CRFU in exchange for RMB 38,100,000, equivalent to 30% of the registered capital of Sun Group.

Pro forma financial information

The following summarized pro forma results of operations for the three and nine months ended February 28, 2006 and 2007, assume that the stock exchange transaction of 30% of the registered capital of Sun Group in exchange for the additional 10,000,000 new shares of common stock of CRFU occurred as of June 1, 2005 and 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indications of the result of operations which actually would have resulted had the significant stock exchange occurred as of June 1, 2005 and 2006.

CAPITAL RESOURCE FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2007	2006	2007	2006
Net income (loss) attributable to
holders of common stock	$(105,140)	$(112,118)	$217,416	$(336,224)
Weighted average ordinary shares
outstanding - basic and diluted	27,666,667	40,000,000	43,358,948	40,000,000
Income (loss) per share - basic and
diulted	$0.00	$0.00	$0.01	$(0.01)

NOTE—9         CAPITAL TRANSACTIONS

On February 28, 2007, the Company completed a stock exchange transaction with the equity owners of Sun Group. 30,000,000 shares of common stock were issued in exchange for 70% interest Sun Group and 9,500,000 shares of common stock were transferred from the former shareholder to a Sun Group owner, representing 93% of CRFU’s outstanding common stock.

As of February 28, 2007, the number of outstanding shares of the Company’s common stock was 43,422,971.

NOTE—10         STOCK BASED COMPENSATION

On January 31, 2007, the Company issued 1,000,000 restricted shares of common stock for business advisory services to Greentree Financial Group, Inc. The fair value of this restricted stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.45 per share. The Company recognized a stock based compensation of $450,000 for the three and nine months ended February 28, 2007.

NOTE—11         CONCENTRATIONS AND RISKS

(a)     Major customers and vendors

100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were generated from customers located in the PRC. For the nine months ended February 28, 2007, the customers who account for 10% or more of revenues and purchases of the Company are presented as follows:

		Revenues	Percentage of Revenues	Accounts Receivable

Customer A		$2,782,638	49%	$2,529,239
Customer B		1,803,929	32%	882,087
Customer C		872,279	15%	872,279

	Total:	$5,458,846	96%	$4,283,605

CAPITAL RESOURCE FUNDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

	Purchases	Percentage of Purchases	Accounts Payable

Vendor A	$746,196	18%	$1,719,126

The Company commenced operations in April 2006 and there was no revenue generated or purchases made for the nine months ended February 28, 2006.

(b)     Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

NOTE—12         COMMITMENT

The Company leased an office premise under a non-cancelable operating lease agreement for a period of eight years, due July 25, 2008. The annual lease payment is $6,408.

Item 2.	Management's Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

        We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," "Description of Business," as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can,""could," "may," "should," "will," "would," and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

        The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the factors discussed above in the section entitled "Risk Factors" and the following:

•	the effect of political, economic, and market conditions and geopolitical events;

•	legislative and regulatory changes that affect our business;

•	the availability of funds and working capital;

•	the actions and initiatives of current and potential competitors;

•	investor sentiment; and

•	our reputation.

        We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

Overview

        We were incorporated in North Carolina on February 2, 2004 and have since undergone a change in business. We recently acquired a 70% ownership interest in Da Lian Xin Yang High-Tech Development Co. Ltd., a corporation organized and existing under the laws of the Peoples' Republic of China ("DLX"), through a share exchange which was consummated on February 28, 2007. Currently, our only operations are conducted through DLX, who engages in the business of manufacturing and selling cobaltosic oxide products. These products are primarily manufactured, marketed, and sold in China.

        Through DLX, Capital Resource Funding, Inc. produces anode materials used in lithium ion batteries. Lithium ion batteries continue to gain in popularity due to their versatility, high energy density and capacity, high voltage, compact size, light weight, and excellent energy retention characteristics. They are used in mobile phones, PDAs, laptops, and digital cameras, as well as electric automobiles and solar and wind energy storage units. DLX primarily produces cobaltosic oxide and lithium cobalt oxide and also engages in the research and development of new technologies to be used in the lithium ion battery market.

New Financial Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. The adoption of SFAS 123R did not have a material impact on the Company's financial statements or results of operations.

        SFAS No. 123R permits public companies to adopt its requirements using one of two methods. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS 123R.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company has adopted these provisions, if any, at the beginning of the fiscal year 2006.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company has adopted these provisions, if any, at the beginning of the fiscal year ended December 31, 2006.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Results of Operations

Three and Nine Months Ended February 28, 2007 Compared to the Three and Nine Months Ended February 28, 2006

Net Revenues

        Net revenues for the three and nine months ended February 28, 2007 totaled $2,661,696 and $5,685,076, compared to $0 and $0 for the three and nine months ended February 28, 2006. This represents an increase of $2,661,696 and $5,685,076 for the three and nine months ended February 28, 2007, respectively. The increases resulted from the commencement of production and sales, which began in April 2006.

Cost of Revenue

        Cost of revenues for the three and nine months ended February 28, 2007 totaled $1,888,930 and $4,156,086, compared to $0 and $0 for the three and nine months ended February 28, 2006. This represents an increase of $1,888,930 and $4,156,086 for the three and nine months ended February 28, 2007, respectively. The increases resulted from the commencement of production and sales, which began in April 2006.

General and Administrative Expense

        General and administrative expenses for the three and nine months ended February 28, 2007 totaled $594,981 and $781,066, compared to $30,581 and $104,184 for the three and nine months ended February 28, 2006. This represents an increase of $564,400 and $676,882 for the three and nine months ended February 28, 2007, respectively. The increases resulted from expenses associated with the higher number of office employees recruited after May 31, 2006.

Research and Development Expense

        Research and development expense for the three and nine months ended February 28, 2007 totaled $17,559 and $72,424, compared to $21,000 and $72,000 for the three and nine months ended February 28, 2006. This represents a decrease of $3,441 for the three months ended February 28, 2007 and an increase of $424 for the nine months ended February 28, 2007. The decreases resulted from a shift in our business focus. From the inception of DLX through March 31, 2006, we operated as a research center. On April 1, 2006, however, we commenced the production and sale of cobalt products, and as a result, reduced our research and development activities.

Depreciation Expense

        Depreciation expense for the three and nine months ended February 28, 2007 totaled $65,057 and $190,107, compared to $60,537 and $160,040 for the three and nine months ended February 28, 2006. This represents an increase of $4,520 for the three months ended February 28, 2007 and an increase of $30,067 for the nine months ended February 28, 2007. The increases for the three months and nine months ended February 28, 2007 resulted from the commencement of production in April 2006, which triggered depreciation expense on all equipment used in the production process.

Income (Loss) From Operations

        Income from operations for the three and nine months ended February 28, 2007 totaled $95,169 and $485,393, compared to a loss from operations of $112,118 and $336,224 for the three and nine months ended February 28, 2006. This represents an increase of $207,287 and $821,617 for the three and nine months ended February 28, 2007, respectively. These increases resulted primarily from the commencement of production and sales, which began in April 2006.

Minority Interest

        The minority interest expense for the three and nine months ended February 28, 2007 totaled $108,004 and $156,441.

Foreign Currency Translation Gain

        The foreign currency translation gain for the three and nine months ended February 28, 2007 totaled $4,685 and $7,030 as compared to a gain of $3,511 and $4,019 for the three and nine months ended February 28, 2006. This represents an increase of $1,174 and $3,011 for the three and nine months ended February 28, 2007, respectively. These increases resulted from the revaluation of RMB.

Liquidity and Capital Resources

        During the nine months ended February 28, 2007, net cash generated from operating activities was $61,984 compared to net cash used of $35,696 for the same period in 2006. This increase resulted from primarily from the commencement of production and sales, which began in April 2006. This commencement resulted in an increase in our accounts receivable, an increase in our accounts payable and other current liabilities, and an increase in our inventories, prepaid expenses, and other current assets.

        During the nine months ended February 28, 2007, net cash used for investing activities was $17,934 as compared to $5,836 for the same period in 2006. These investing funds were used to purchase fixed assets during the nine months ended February 28, 2007. The increase resulted from our efforts to enhance our production capabilities.

        During the nine months ended February 28, 2007, net cash generated from financing activities was $101,084 compared to $1,261,905 for the same period in 2006. These financing funds were generated from loan repayments by a related party.

        Total capital expenditures were $17,934 for the nine months ended February 28, 2007. These funds were primarily used to purchase production equipment.

Income Taxes

        Income tax expense was $200,309 and $267,977 for the three and nine months ended February 28, 2007, respectively.

        We did not have any federal or state income tax expense for the nine months ended February 28, 2006, as we did not have any revenues until we commenced production and sales in April 2006.

General

        During 2007, we plan to expand our research and development facilities by establishing an electro-chemistry testing center. This center will conduct research in increasing the quality of our current products and anode materials used in lithium ion batteries, in general. We also plan to fully equip our on-site inspection center with equipment and specialized personnel. Our future plans also include establishing a processing factory on our property located at the Dalian High-Tech Park Ganjingzi Zone in China. Recently, we signed a purchase agreement to purchase a cobalt ore mine in Zambia. We are currently conducting a sampling of the mine.

        We do not believe that the funds available to us and those generated from revenues are adequate to meet our operating and/or capital needs for the rest of fiscal 2007. We will begin evaluating various sources of capital to meet our growth requirements. Such sources will include debt financings, the issuance of equity securities, and entrance into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us. Off Balance Sheet Arrangements

        None.

Item 3.	Controls and Procedures.

        As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer, Wang Bin, and our Principal Financial and Accounting Officer, Ming Fen Liu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which are those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the us, in the reports we file under the Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures may include, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that as of February 28, 2007 our disclosure controls and procedures were effective.

        During the quarter ended February 28, 2007, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002 *

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002 *

32	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002 *

* Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2007	CAPITAL RESOURCE FUNDING, INC. By: /s/ Bin Wang Name: Bin Wang Title: President, Chief Executive Officer and Chairman