Form 10KSB
period 2007-05-31
CHINA SUN GROUP HIGH-TECH CO
filed 2007-09-06
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number: 333-118259

CHINA SUN GROUP HIGH-TECH CO.
(Exact name of small business issuer as specified in its charter)

Delaware	54-2142880

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1 Hutan Street, Zhongshan District Dalian, P.R. China	N/A

(Address of principal executive offices	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

The issuer’s revenues for its most recent fiscal year were $8,275,066.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of August 15, 2007 was approximately $7,931,236.95 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of August 15, 2007, there were 43,422,971 issued and outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one): Yes  No

ii

China Sun Group High-Tech Co.

Annual Report on Form 10-KSBFor
the Fiscal Year Ended May 31, 2007

Table of Contents

PART I

PART II

PART III

As used herein, “China Sun,” “we,” “us,” “our” and the “Company” refer to China Sun Group High-Tech Co.

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

        We were incorporated in North Carolina on February 2, 2004 to engage in the business of commercial finance brokerage and consulting. Prior to the Exchange, we were engaged in the commercial finance brokerage and consulting business.

        Da Lian Xin Yang High-Tech Development Co. Ltd (the “DLX”) was registered as a limited liability company in the People’s Republic of China on August 16, 2000 with its principal place of business in Dalian City, Liaoning Province, the People’s Republic of China. Its initial registered capital was Renminbi Yuan (“RMB”) 5,500,000 (equivalent to US$665,037), contributed by Sun Group High Technology Development Co., Ltd, a limited liability company registered in Dalian City, Liaoning Province, the People’s Republic of China, and Ms. Li Zhi, a citizen of the People’s Republic of China. Prior to April 2006, DLX’s principal activity was acting as a research center to develop technologically feasible nanometers to be used in lithium batteries and generated no revenue. It was considered as a development stage company. In April 2006, DLX began production and sales of cobaltosic oxide which is used as the anode of high capacity lithium ion rechargeable batteries. Sales are made primarily to battery manufacturers. Currently, all of DLX’s operations and customers are located in China.

        On July 6, 2005, $13,126,609 (RMB100,500,000) in capital was contributed by its two existing investors and one new investor, Ms. Wang Jiao, in the forms of cash and property that included the production facilities located in Dalian City. On May 10, 2006, these three shareholders transferred all of their ownership interests in DLX to Ms Feng Guimei, Mr. Li Gang and Mr. Kan Yang who are all citizens of the PRC.

        On February 28, 2007, we completed the Exchange pursuant to the Plan of Exchange, by and among us, DLX, the DLX Shareholders, and David Koran. Under the Agreement, (1) Mr. Wang Bin received 9,500,000 shares of our common stock from Mr. Koran for $600,000 in cash, paid for by DLX and (2) the DLX Shareholders received (a) 30,000,000 shares of our newly issued common stock in exchange for a 70% ownership interest in DLX and (b) a two year non-transferable option to purchase 10,000,000 shares of our common stock for an aggregate purchase price of RMB 31,800,000. As a result, we under went a change in control, whereby the DLX Shareholders now own an aggregate of 39,500,000 shares, representing 93% of our common stock issued and outstanding.

        On August 24, 2007, DLX was reincorporated from North Carolina to Delaware and changed its name to China Sun Group High-Tech Co. The par value of common stock of China Sun Group High-Tech Co. is $0.001 per share.

Business

        DLX is a large producer of cobaltosic oxide and lithium cobalt oxide, both anode materials for lithium ion batteries. According to the China Battery Industry Association, which conducts research of and puts forth reports on the battery industry, we have the second largest cobalt series production capacity in China. This sizable production capacity will allow DLX to help meet the growing demand for anode materials as the demand for lithium batteries increases. Lithium batteries are becoming widely used due to its power capacity, long service life, and compatibility with carbon cathode materials, necessary for battery circuitry. The expected growth of the lithium ion battery industry affords DLX a business opportunity for increasing revenues and growth potential. In addition, DLX’s current operations are solely in China, which provides us with access to low-cost skilled labor, raw materials, machinery and facilities which enables us to price our products competitively in an increasingly price-sensitive market.

        DLX provides a comprehensive selection of cobalt products such as battery cobalt carbonate, nano-level cobaltosic oxide, and high-crystallinity ball lithium cobalt oxide. DLX also provides substitute products including lithium iron phosphate (LiFePO4) developed through our research and development efforts. DLX’s two main products, however, are cobaltosic oxide (Co3O4) and lithium cobalt oxide (LiCoO2), which are manufactured in its production facilities that span 24,000 square meters. There DLX has 12 production lines, a research and development facility, and employee housing. Currently, 8 of the 12 productions lines are dedicated to manufacture of cobaltosic oxide, which aggregates to a production capacity of 1500 tons per year. The remaining 4 production lines are dedicated to manufacturing lithium cobalt oxide, which aggregates to a capacity of 1000 tons per year.

Industry

        The lithium ion battery market is a green energy resource whose popularity rose during the 1990s. Its research and development is a hot topic amongst the scientific and high-tech community. Lithium ion batteries continue to gain in popularity due to their versatility, high energy density and capacity, high voltage, compact size, light weight, lack of memory effect, and excellent energy retention characteristics. These attributes make lithium ion batteries suitable for use in portable devices in particular. Commercially, lithium ion batteries are used in various gadgets, such as mobile phones, PDAs, laptops, and digital cameras and other uses such as electric automobiles and solar and wind energy storage units. It is also used by governments, mainly for military use in submarines, underwater robots, unpiloted airplanes, and space satellites. As the cost/power ratio of lithium-based batteries continues to improve, it is expected that its usage will also extend into other applications.

        With the development of other technologies, management foresees that lithium ion batteries will also be widely used in electric bicycles and scooters. The progress in the manufacturing technology of lithium ion batteries, in conjunction with the constant demand for enhanced battery performance and the falling costs of batteries cost will greatly accelerate the use of lithium ion batteries in modern mobile communications, home appliances, electric automobiles, and various government uses. According to the Battery Industry Association of China, the lithium ion battery will become one of the most important sources of chemical power in 21st century.

        The Battery Industry Association of China forecasts that the growing demand for portable products like mobile phones and laptops, will stimulate the lithium ion battery industry in China, which is expected to grow at an annual rate of over 30% of annual output, based on units. Lithium ion batteries used in such portable products apply lithium cobalt oxide (LiCoO2) as an anode material. The China Battery Industry Association also reports that the aggregate global demand for lithium cobalt oxide is approximately 40,000 to 50,000 tons. Currently, China’s lithium cobalt oxide demand is mainly supplied by overseas suppliers. The China Battery Industry Association writes that from September 2004 to late 2005, the demand for lithium cobalt oxide in China exceeded 10,000 tons, which led to a significant rise in the price of cobalt, a major component in the manufacture of lithium cobalt oxide. As a result of high demand, it is reported that the price of industrial lithium carbonate and battery lithium carbonate also increased in tandem by approximately 50% from September 2004 to late 2005.

        Anode materials for lithium ion batteries are currently in short supply in China. In addition, cobaltosic oxide and lithium cobalt oxide continues to develop its presence, thus, presenting DLX with noteworthy growth potential.

Products

        DLX’s three main products, cobalt carbonate (CoCO3), cobaltosic oxide (Co3O4) and lithium cobalt oxide (LiCoO2) are manufactured in its production facilities, which span 24,000 square meters. There DLX has 12 production lines, a research and development facility, and employee housing. 8 of the 12 productions lines are dedicated to manufacture of cobaltosic oxide, which aggregates to a production capacity of 1500 tons per year. The remaining 4 production lines are dedicated to manufacturing lithium cobalt oxide, which aggregates to a capacity of 1000 tons per year. The core technology of CoCO3 is the pressure leaching and high-efficiency extraction. The core technology of nanometer Co3O4 and LiCoO2 is mesh belt calcination.

        According to the Battery Industry Association of China, DLX is the second largest non-governmental manufacturer of hi-tech cobalt salt products in Asia based on tons produced. DLX’s products and processing capabilities include the production of cobalt ore, cobalt carbonate, nanometer-sized cobaltosic oxide and high-crystalline spherical lithium cobalt oxide which is used lithium batteries. In addition, Sun Group specializes in:

•	Hi-pressure leaching technology of raw materials,
•	Hi-performance extraction technology of soluble cobalt salts,
•	Chemical precipitation technology of soluble cobalt salts,
•	Mesh-belt metallurgical powder calcinations,
•	Multilevel selecting technology, and
•	Stable sol and gel technology.

        DLX provides a comprehensive selection of cobalt products such as battery anode cobaltous (cobalt) carbonate, nano-level cobalto cobaltic (cobaltosic) oxide, and high-crystallinity ball lithium cobalt oxide. DLX also provides substitute products, including ternary anode material (which is composed of lithium cobalt oxide, lithium nickel oxide and lithium manganese oxide) developed through our research and development efforts.

        Currently, DLX’s products are classified in China at the third quality standard, the highest standard in China based on certain qualitative measures. Furthermore, DLX’s products can be directly supplied to the domestic and foreign markets as independent finished products.

        Currently, DLX distributes its products directly to customers or through its sales agents.

Customers

        Our target market includes lithium ion battery manufacturers, end product users, and lithium series product manufacturers throughout the world. Our initial focus however, is the development of a domestic market in China. Once we have gained a sizable share of the Chinese market, we will focus our attention on exporting our products internationally.

        In China, we have six main customers of our Co3O4. These include Hunan Shanshan Advanced Material, CITIC Guoan Mengguli Corporation, Hunan Reshine New Material Co., Ltd., Changzhou PowerGenie Materials Co., Ltd., Xiamen Tungsten Co., Ltd, and Beijing Easpring Material Technology Co., Ltd. These companies are all the leading battery producers at the lithium ion battery market in China. Their combined total purchase capacity is 1000T/month. Our current production capacity is 50T/month. As Co3O4 has a seller’s market in China, we believe that these customers will purchase more from us as soon as we increase our production capacity. For the fiscal year ended May 31, 2007, one out of the six main customers accounted for 76% of our total revenues. However, production only began in April 2006. During 2007, we launched different marketing campaigns based on various strategies. We have added several customers such as Zhejiang Tianhong Energy Technology Co., Ltd., Zhejiang Wanma Battery Co., Ltd., Guangzhou Huaneng Battery Co., Ltd. and Shenzhen Sunristar Electronics Co., Ltd. In the international market, we have approached potential customers such as Panasonic, Sanyo, Maxell and Sumsung.

Potential of International Market

        The major consuming countries in the global market are Japan and Korea. However, with the improvement of China’s production and technology and the market advantage, Japan’s Diacelltec, Sanyo, Sony and Panasonic have successively relocated their production bases to China, Korea’s LG, Samsung and SK have also established major procurement centers in China.

        Korea’s Project Development & Consultation Co., Ltd. (PD&C) has entered into an agent agreement with us. Under this agreement, PD&C will find customers in South Korea to buy our products totally valued at or more than USD 8 million per year. The term of the agreement is 2 year.

        The potential customers we have approached and have showed strong interest in our products in the international market include: Tanaka, Honjo, HLST, Sanyo, Sony, Panasonic, Nihonkagakusangyo, Maxell, LG, Samsung, SK, Hanhua and Light & Future.

Competition

        We compete mainly with other manufacturers of battery anode materials located locally in China, as well as from Japan and Korea. Our key competitors are Hunan Haina Advanced Material Co., Ltd., Gansu Jinchuan Group, Henan Guangkuotiandi Cobalt Product Co., Ltd., and Nanjing Hanrui Cobalt Product Co., Ltd.

        We believe that we are able to leverage our low-cost advantage to compete favorably with our competitors. Compared to Korean and Japanese manufacturers, we are able to source our needs for skilled labor and raw materials locally and economically. Our significant production capacity should translate into greater purchasing power in the future, thereby helping us negotiate lower purchase prices for our raw materials. Furthermore, our proprietary technologies and use of a combination of manual labor and automation at the key stages of the manufacturing process enable us to enhance our production efficiency, resulting in further reduction in the cost, while ensuring high-uniformity and high-quality standards.

Raw Materials

        We obtain our raw materials from only a few suppliers. However, there are an abundance of such suppliers available. For the fiscal year ended May 31, 2007, 76% of our raw materials came from one supplier, Aote Gunie Zhi Pin Co., Ltd. To remedy this situation, DLX purchased interests in a cobalt ore mine in the Congo. For additional details on the purchase of the interests in the cobalt mine in Congo, see Item 6, Management’s Discussion and Analysis or Plan of Operation. Purchase of these interests will provide us with an additional supply of raw material and will also enable us to sell these materials to other enterprises in this industry.

        Currently, the export of crude ore is prohibited in Africa. Therefore, building the primary processing plant of cobalt ore in Africa can avoid the export limitation, save freight and ensure a stable supply of raw material. We plan to build such a processing plant of cobalt ore in Congo. Construction will begin in the third quarter of the fiscal year 2008. Once the processing plant is complete, we will benefit from the reduced costs of raw materials and ensure a stable supply of raw material, which will provide us with a competitive advantage.

        According to an article published by the Information Center of the Ministry of Commerce of PRC on May 13, 2007, now the contribution rate of China-Africa trade to Africa’s economic growth has reached as high as 20% of its growth rate. In 2006, the amount of China-Africa trade reached USD 55.5 billion. China becomes the third trading partner of Africa. By the end of 2006, China’s investments in Africa had accumulated to USD 11.7 billion. China’s key investment fields include agricultural development, machining and manufacture, traffic, communication, water and electricity. In 2006, China’s government announced eight measures to promote the development of a China-Africa new strategic partner relationship. African countries made the Africa’s Plan to Develop New Partners as its whole development strategy. China has signed the bilateral agreements of promotion and protection of investment with 26 African countries and signed the agreement of avoiding dual taxation with 8 African countries.

        The Democratic Republic of Congo has also signed the bilateral economic and trading agreements with 44 countries in the world, including China, joined 9 regional organizations including the Economic Community of Central African States, and joined in 14 international and multilateral economic and trading organizations including the International Tin Association and African, Caribbean, & Pacific Countries (ACP). The Democratic Republic of Congo entered into the General Agreement of Tariffs and Trade in 1971 and became a member of WTO in 1995. In 2002, it created a body of investment law which included a policy favorable toward foreign invested enterprise which stipulated that such enterprises with over USD 20,000 in capital can be exempted from taxes for 5 years and such enterprises with USD 1 million in capital are eligible for certain favorable policy treatments. The investment law is currently in the progress of revision.

Intellectual Property

        We have filed for a patent on our process of manufacturing active lithium cobalt oxide from China’s Patent Bureau and are currently in the review stage of the patent-procurement process.

        On August 20, 2004, DLX applied for the patent of its method of processing active lithium cobalt dioxide at the State Intellectual Property Office of the People’s Republic of China. Upon the preliminary examination, the application conformed to the patent law and the implementation rules.

        On Apr. 1, 2005, the State Intellectual Property Office announced this patent application in the official journal of invention and patent according to the patent law.

        On Sep. 16, 2005, upon the applicant’s request of substantive examination, the State Intellectual Property Office examined the application in accordance with the patent rights. This patent application has been in the process of substantive examination.

Government Regulation

        The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. As we conduct our manufacturing activities in China, we are subject to the requirements of these environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. We plan to comply with environmental laws and regulations. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental laws and regulations. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

        China’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1991); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

        Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

        The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

        The Patent Law covers three kinds of patents, i.e., patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one people file patent applications for the same invention, a patent can only be granted to the people who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

        PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license up to now. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

        PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $62,500.

Research and Development

        DLX spent $89,166 and $83,000 on research and development for the fiscal years ended May 31, 2007 and 2006, and $10,735 was spent on research and development for the fiscal year ended May 31, 2005. These research and development costs were not added to the purchase price of our products and thus, were not passed along to our customers.

        As represented by the foregoing amounts, DLX has already invested material funds into research and development efforts. We have recently begun construction of a R&D test and detection center, equipped with detection and test apparatus and instruments. The center will be used to conduct quality controls reviews to provide assurance regarding the quality of our products. In addition, the center will conduct research and development to keep abreast of technology and the changing needs of our customers.

        With the efforts of our R&D group, we have successfully possessed the nanometer technologies to develop the following three series of nanometer metal products:

1.

Nanometer Simple Metal Substance: Cu, Fe, Ni, Ag, Al, Zn, Co. The sizes of these substances vary between 10-100nm. Being even, spherical, high-crystallization and high-dispersion, they are mainly applied to martial, chem-industrial, pharmaceutical, and electronic industries. They can be used as efficient catalyst, antiseptic, combustion-supporting agent and electrode materials.

2.

Nanometer Compound Metal Substance: ZnO, TiO2, NiO, SnO, WO3. The sizes of these substances vary between 10-70nm; mainly applied to such industries as airplane manufacture and auto manufacture industries; have the function of sterilization, energy-saving and extend the durability of rubber.

3.

Nanometer Metal Alloy: Fe-Ni, Sn-Ag, Ti-Al. Used in plastic and lubricant oil industries; have high tensile strength, high abrasion resistance, good sturdiness, good oil-resistance and chemical-resistance.

DLX’s New Material Development

        DLX’s R&D team led by the General Technical Supervisor Cheng Yijing has 14 members in total. The team started the research of the new battery anode material (i.e. ternary anode material) in October 2005. The laboratory test was conducted in May 2006 to examine whether the ternary anode material conformed to industry standards. The test has proved that various technical parameters conformed to the industry standard. After about ten months’ testing, the commercial test on the ternary anode material has been completed. As a result, in terms of technology, the conditions for mass production of the ternary anode material have matured.

        The ternary material is composed of lithium cobalt dioxide, lithium manganate and lithium nickelate. This material has the following characteristics: high specific capacity, high safety, superior performance of cycling and rate, stability performance at low and high temperatures, charge and discharge duration, high performance price ratio, etc. The material can be applied as the main anodes of small-sized communication and power instruments, such as portable power tool, electronic apparatus, laptop, video camera, and is replacing the lithium cobalt oxide gradually. It also has a good prospect of application in electric autos and electric bicycle.

        In April 2004, we established a strategic relationship with Northeastern University, located in China. Northeastern University is an institution which has research development capabilities that complement ours. Through our collaborative efforts, we will conduct research and development activities to improve on the currently available anode materials which are components of lithium ion batteries. Currently, we are looking into improvements on the latest lithium cobalt oxide technology and are conducting trials of new ternary materials, which are combinations of source anode materials as an alternative to the sole use of cobalt.

        DLX plans to continue to align itself with many industry experts and enter into agreements with various research teams at institutes and universities.

Employees

        As of May 31, 2007, we have 258 full-time employees and no part-time employees. This includes 41 people in marketing, 195 in manufacturing, 13 in research and development and quality control, 4 in financial and accounting, and 5 in general management.

ITEM 2. DESCRIPTION OF PROPERTY

        All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for commercial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Corporate Headquarters

        Our corporate headquarters are located on leased premises at 1 Hutan Street, Zhongshan District, Dalian PRC. These offices encompass approximately 1,987 square meters. The lease term ends on 2046. The land use agreement has a 50-year term which expires in May 2049. The annual lease payment is 50,000 RMB/year.

Operating Facility

        All of our operations are located on premises at Gan Jing Zi Hi-Tech Park, Dalian PRC. This facility consists of approximately 258,240 square feet. The land use agreement has a 50-year term which expires in May 2046. In return for the use of the premises, we pay an annual property tax of $62,500. The operating facility is used as office space, manufacturing plants, research and development, and as employees’ living quarters which can house up to 320 individuals. There is also an eatery and hotel that is used by visitors to the operating facility which has an occupancy rate of up to 50 people.

        As of August 15, 2007 and May 31, 2007, we did not incur any construction costs. Pursuant to a written agreement, DLX has acquired the prospecting and mining rights of a cobalt mine in Congo, and plans to construct a processing plant in Congo. Construction will begin in the third quarter of the fiscal year 2008. For additional details on the purchase of the interests in the cobalt mine in Congo, see Item 6, Management’s Discussion and Analysis or Plan of Operation.

        We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

        Our facilities are not covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

        Currently, we are not a party to any ongoing or pending legal proceeding.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Market for Our Common Stock

        Our shares of common stock, par value $0.001 per share, are quoted on the Nasdaq OTC Bulletin Board under the trading symbol “CRFU” where they have traded since September 2006. The following table sets forth the high and low bid prices for our common stock as reported on the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Year Ended May 31, 2008				Year Ended May 31, 2007				Year Ended May 31, 2006(3)

	High		Low		High		Low		High	Low

First Quarter	$1.09	(1)	$0.40	(1)	N/A		N/A		N/A	N/A
Second Quarter	—		—		$2.25	(2)	$0.25	(2)	N/A	N/A
Third Quarter	—		—		$0.75		$0.19		N/A	N/A
Fourth Quarter	—		—		$1.34		$0.53		N/A	N/A

_________________

      As reported by Bloomberg.

    (1)        Information provided through August 15, 2007.

    (2)        Information provided beginning September 7, 2006, the day we began trading on the OTC Bulletin Board.

    (3)        Information not provided, because we did not begin trading on the OTC Bulletin Board until September 7, 2006.

        On August 15, 2007, the closing price for our common stock, as reported by the OTC Bulletin Board, was $0.45 per share and there were 623 shareholders of our common stock of record. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividend Policy

        We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We expect to retain our earnings, if any, to provide funds for the expansion of our business. Future dividend policy will be determined periodically by the Board of Directors based upon conditions then existing, including our earnings and financial condition, capital requirements, and other relevant factors.

Equity Compensation Plans

        There were no equity compensation plans effective as of May 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Notice Regarding Forward-Looking Statements

        We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” “Description of Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,”“could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

        The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the factors discussed above in the section entitled “Risk Factors” and the following:

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

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Form 10-KSB.

Overview

        Currently, our only operations are conducted through DLX, who engages in the business of manufacturing and selling cobaltosic oxide products. These products are primarily manufactured, marketed, and sold in China.

        According to the Battery Industry Association of China, DLX is the second largest non-governmental manufacturer of hi-tech cobalt salt products in Asia based on tons produced. DLX’s products and processing capabilities include the production of cobalt ore, cobalt carbonate, nanometer-sized cobaltosic oxide and high-crystalline spherical lithium cobalt oxide which is used lithium batteries. In April 2006, DLX commenced production and quickly amassed sales of over $1.5 million dollars.

New Financial Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140,” which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis. We do not expect that the adoption of this statement would have a material effect on our financial position or results of operations. [Note, since the rest of the document is in first person and this is what the SEC prefers, consistently write in the first person.]

        In May 2006, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes”and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on our financial position or results of operations.

        In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”(FIN 48). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of this statement would have a material effect on our financial position or results of operations.

        In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for our fiscal year beginning June 3, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

        In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. We do not expect that the adoption of this statement would have a material effect on our financial position or results of operations.

        In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We do not expect that the adoption of this statement would have a material effect on our financial position or results of operations.

        In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. We are currently evaluating the impact of SAB 108 but do not believe that the application of SAB 108 would have a material effect on our financial position, cash flows, or results of operations.

        In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us starting January 1, 2008. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157 on our consolidated financial position, cash flows, and results of operations.

        In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159),” which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the elective adoption of SFAS 159 may have on our results of operations or financial position.

         In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. The adoption of SFAS 123R did not have a material impact on our financial statements or results of operations.

        SFAS No. 123R permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting SFAS 123R.

        In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4" (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, we have adopted these provisions, if any, at the beginning of the fiscal year 2006.

        In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our financial statements or results of operations.

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, we have adopted these provisions, if any, at the beginning of the fiscal year ended May 31, 2006.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for us for fiscal years beginning after September 15, 2006. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

        Results of Operations

        Selected Financial Data

	YEARS ENDED MAY 31,
	2007	2006	2005
Statement of Income:

Revenue, net	$8,275,066	$277,715	$-
Cost of revenue	4,875,078	141,958	-

Gross profit	3,399,988	135,757	-

Total operating expenses	1,999,803	479,707	116,408

Income (loss) from operations	1,400,185	(343,950)	(116,408)

Income tax expense	(804,189)	-	-

Income (loss) before minority interest	595,996	(343,950)	(116,408)

Minority interest	(178,799)	103,185	34,922

Net income (loss)	417,197	(240,765)	(81,486)

Other comprehensive income:
Foreign currency translation gain:	111,899	113,164	805

Comprehensive income (loss):	529,096	(127,601)	(80,681)

Basic earnings per share	$0.01	$(0.01)	$(0.00)

Shares used in the calculation of basic earnings per share	39,478,020	30,000,000	30,000,000

Diluted earnings per share	$0.01	$(0.01)	$(0.00)

Shares used in the calculation of diluted earnings per share	39,478,020	30,000,000	30,000,000

	Years Ended May 31,
	2007	2006	2005
Statement of Cash Flows Data:

Net cash (used in) operating activities	$(730,162)	$(651,081)	$(4,129)

Net cash used in investing activities	(72,764)	(5,836)	(862)

Net cash provided by (used in) financing activities	1,297,272	542,623	-

Net increase in cash and cash equivalents	$494,346	$(114,294)	$(4,991)

        Our primary, near term business objective is to raise sufficient capital to pay our cost of revenue and selling, general and administrative expenses. In addition, in the fiscal year of 2008, we plan to construct a processing plant in Congo for the cobalt mine in which we have entered into an agreement to purchase certain prospecting and mining rights. We expect to finance the project by raising additional money. Our operating expenses currently average approximately $166,650 per month, which cover our costs to operate our current production line, accounting and legal fees and general and administrative expenses. For additional details on the purchase of the interests in the cobalt mine in Congo, see Item 6, Management’s Discussion and Analysis or Plan of Operation.

        We believe that the funds available to us and those generated from operations are adequate to meet our operating needs for the rest of fiscal 2008. We will continue to evaluate alternative sources of capital to meet our growth requirements, including additional asset or debt financings, issuing equity securities, and entering into financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us. If we fail to raise or generate the necessary funds to continue operations we may be required to significantly reduce the scope of or completely cease our operations.

        Comparison of Year Ended May 31, 2007 to Year Ended May 31, 2006

Revenues

        Revenues for the year ended May 31, 2007 totaled $8,275,066 compared to $277,715 for the year ended May 31, 2006, an increase of $7,997,351. The increase resulted from new sources of sales channels and market demand from business development of new customer.

Cost of Revenue

        Cost of revenues for the year ended May 31, 2007 totaled $4,758,023 compared to $Nil for the year ended May 31, 2006, an increase of $4,758,023. The increase resulted from the increase in sales and market demand for the products.

Cost of Revenue – Related Parties

        Cost of revenues – related parties for the year ended May 31, 2007 totaled $117,055 compared to $141,958 for the year ended May 31, 2006, a decrease] of $24,903. The decrease resulted from the change of vendors to independent suppliers.

General and Administrative Expense

        General and administrative expense for the year ended May 31, 2007 totaled $1,247,533compared to $163,341 for the year ended May 31, 2006, an increase of $1,084,192. The increase resulted from the allowance of doubtful account of $777,831 and the additional overhead for a new office setup in the United States.

Research and Development Expense

        Research and development expense for the year ended May 31, 2007 totaled $89,166 compared to $83,000 for the year ended May 31, 2006, an increase of $6,166. The increase resulted from the continuous development of new products and advancement of manufacturing methods.

Depreciation Expense

        Depreciation expense for the year ended May 31, 2007 totaled $213,104 compared to $233,366 for the year ended May 31, 2006, a decrease of $20,262. The decrease resulted from the appreciation of average exchange rate of RMB/USD during the year.

Income (Loss) From Operations

        Income from operations for the year ended May 31, 2007 totaled $1,400,185 compared to loss from operation of $343,950 for the year ended May 31, 2006, an increase of $1,744,135. The increase resulted from growth in sales.

Liquidity and Capital Resources

        During the years ended May 31, 2007 and 2006, net cash used for operating activities was $730,162 and $651,081, respectively. During fiscal 2007, operating funds were primarily used for working capital and increase in the balance of trade accounts receivable.

        Net cash used for investing activities was $72,764 and $5,836, for the years ended May 31, 2007 and 2006, respectively. During fiscal 2007, investing funds were [primarily used to the purchase of plant and equipment.

        Net cash received from financing activities was $1,297,272 and $542,623, for the years ended May 31, 2007 and 2006, respectively. During fiscal 2007, financing funds were primarily received from the settlement of the amount due from a related party.

        Total capital expenditures during the years ended May 31, 2007 and 2006 were $72,764 and $5,836, respectively. During fiscal 2007, capital expenditures were primarily used to the purchase of plant and equipment.

Comparison of Year Ended May 31, 2006 to Year Ended May 31, 2005

Revenues

        Revenues for the year ended May 31, 2006 totaled $277,715 compared to $0 for the year ended May 31, 2005, a increase of $277,715. The increase resulted from the commencement of production since April 2006.

Cost of Revenue –Related Parties

        Cost of revenues for the year ended May 31, 2006 totaled $141,958 compared to $0 for the year ended May 31, 2005, an increase of $141,958. The increase resulted from the commencement of production since April 2006.

General and Administrative Expense

        General and administrative expense for the year ended May 31, 2006 totaled $163,341 compared to $101,467 for the year ended May 31, 2005, an increase of $61,874. The increase resulted from the commencement of production since April 2006 and increase in headcount.

Research and Development Expense

        Research and development expense for the year ended May 31, 2006 totaled $83,000 compared to $10,735 for the year ended May 31, 2005, an increase of $72,265. The increase resulted from the development of new products.

Depreciation Expense

        Depreciation expense for the year ended May 31, 2006 totaled $233,366 compared to $4,206 for the year ended May 31, 2005, an increase of $229,160. The increase resulted from the operation of plant and equipment for the production facility.

Loss From Operations

        Loss from operations for the year ended May 31, 2006 totaled $343,950 compared to $116,408 for the year ended May 31, 2005, an increase of $227,542. The increase resulted from the commencement of production since April 2006.

Liquidity and Capital Resources

        During the years ended May 31, 2006 and 2005, net cash used for operating activities was $651,081 and $4,129, respectively. During fiscal 2006, operating funds were primarily used in working capital to commence the production starting from April 2006.

        Net cash used for investing activities was $5,836 and $862, for the years ended May 31, 2006 and 2005, respectively. During fiscal 2006, investing funds were primarily used to the purchase of plant and equipment.

        Net cash received from financing activities was $546,623 and $0, for the years ended May 31, 2006 and 2005, respectively. During fiscal 2006, financing funds were primarily received from the advances of shareholders.

        Total capital expenditures during the years ended May 31, 2006 and 2005 were $5,836 and $862, respectively. During fiscal 2007, capital expenditures were primarily used to the addition of plant and equipment.

        Export Sales

        Revenues from sales to customers located outside of the United States accounted for approximately 100% and 100% of our net sales for fiscal 2007 and 2006, respectively.

        Trends

        The current trend that will substantially impact the net sales or revenues of our cobalt products is the trend in the cobalt product industry to directly possess a cobalt mine and therefore has direct access to its supply of the cobalt ore. More and more companies are looking to access the low cost cobalt mines in Africa. Having a cobalt mine in Africa will avoid the export limitation imposed by the African governments such as Congo’s, save freight and ensure a stable supply of raw material. That is also the reason why we acquired a cobalt mine in Africa and will construct a processing plant in Congo.

        We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

        Inflation

        We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

        Material Commitments for Capital Expenditures

        Currently, we have bought the prospecting and mining rights of a cobalt mine in Congo. We plan to start the construction of a processing plant in Congo in the third quarter of the 2008 fiscal year. We plan to finance $5,000,000 in total for the project, of which $2,000,000 was used to acquire the mining right of the cobalt mine, $2,000,000 will be used to set up the processing plant and $ 1,000,000 will be used as the operational fund.

        Subsequent Events

        On June 9, 2007, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group, and South African Shengbao Mining Enterprises (together referred to as “Shengbao”), pursuant to which DLX purchased the prospecting and mining rights of a cobalt ore mine that is owned by Shengbao in the Congo area, Africa. The parties agreed that the purchase price would be US$2,000,000 and that DLX would give Shengbao 20% of its monthly ore production each month for the payment of the purchase price. Pursuant to the Purchase Agreement, Shengbao will provide DLX a mine of approximately 35 sq. km in the Congo area to prospect and mine. DLX would provide the necessary funding, equipment and engineering staff for the mining and would produce no less than twenty (20) tons of ore per day. With regard to the product ownership, DLX would own eighty percent (80%) of the mining products, and Shengbao would own twenty percent (20%). Shengbao agreed to bear the risk of losing part or all of the US$2,000,000 if the mining production fails.

        On August 24, 2007, DLX was reincorporated from North Carolina to Delaware and changed its name to China Sun Group High-Tech Co. The par value of common stock of China Sun Group High-Tech Co. is $0.001 per share.

      Operating lease commitment

        We lease an office premise under a non-cancelable operating lease. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $6,369 and $6,152 for the years ended May 31, 2007 and 2006.

        Future minimum rental payments due under a non-cancelable operating lease are as follows:

Years ending May 31:
2008	$ 6,562

2009	6,562

Total:	$13,124

Item 7. Financial Statements.

        Our financial statements for the year ended May 31, 2007 are attached hereto, beginning on the next page.

China Sun Group High-Tech Co.

(Formerly Capital Resource Funding, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2007 and 2006 and

For the Years Ended May 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

China Sun Group High-Tech Co.
(Formerly Capital Resource Funding, Inc.)

        We have audited the accompanying consolidated balance sheets of China Sun Group High-Tech Co. (Formerly Capital Resource Funding, Inc.) and Subsidiary (“the Company”) as of May 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the years ended May 31, 2007 and 2006. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2007 and 2006 and the results of operations and cash flows for the years ended May 31, 2007 and 2006 and in conformity with accounting principles generally accepted in the United States of America.

/s/Zhong Yi (Hong Kong) C.P.A. Company Limited
Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

\ Hong Kong, China
August 29, 2007

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of May 31,
	2007	2006
ASSETS		(restated)
Current assets:
Cash and cash equivalents	$ 813,163	$ 206,928
Accounts receivable, net	4,754,929	335,829
Inventories	1,932	147,143
Amount due from a related party	-	1,297,272
Prepaid expenses and other current assets	-	12,337

Total current assets	5,570,024	1,999,509

Property, plant and equipment, net	10,774,216	11,066,798

TOTAL ASSETS	$ 16,344,240	$ 13,066,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$ 595,941	$ 259,013
Customer deposits	688,448	-
Value-added tax payable	229,897	41,651
Income tax payable	810,413	-
Other payables and accrued liabilities	278,714	182,701

Total liabilities	2,603,413	483,365

Minority interest	3,994,658	3,815,859

Stockholders' equity:
Convertible preferred stock; $0.00000005 par value; 2,000,000 shares authorized; none
of shares issued and outstanding	-	-
Common stock, $0.00000005 par value; 100,000,000 shares authorized; 43,422,971
shares and 42,422,971 shares issued and outstanding as of May 31, 2007 and 2006	2	1
Additional paid-in capital	9,638,625	9,188,626
Accumulated other comprehensive income	225,808	113,919
Accumulated deficit	(118,266)	(535,463)

Total stockholders' equity	9,746,169	8,767,083

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,344,240	$ 13,066,307

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MAY 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended May 31,
	2007	2006
		(restated)

REVENUES, NET	$ 8,275,066	$ 277,715

Cost of revenue - third parties	4,758,023	-
Cost of revenue - a related party	117,055	141,958
Total cost of revenue	4,875,078	141,958

GROSS PROFIT	3,399,988	135,757

Operating expenses:
Stock-based compensation	450,000	-
Research and development	89,166	83,000
Depreciation	213,104	233,366
General and administrative	1,247,533	163,341

Total operating expenses	1,999,803	479,707

INCOME (LOSS) FROM OPERATIONS	1,400,185	(343,950)

Income tax expenses	(804,189)	-

INCOME (LOSS) BEFORE MINORITY INTEREST	595,996	(343,950)

Minority interest	(178,799)	103,185

NET INCOME (LOSS)	$ 417,197	$ (240,765)

Other comprehensive income:
- Foreign currency translation gain	111,889	113,164

COMPREHENSIVE INCOME (LOSS)	$ 529,086	$ (127,601)

Net income (loss) per share - Basic and diluted	$ 0.01	$ (0.01)

Weighted average number of shares outstanding during the year - Basic and diluted	39,478,020	30,000,000

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

	Years ended May 31,
	2007	2006
		(restated)
Cash flows from operating activities:
Net income (loss)	$ 417,197	$ (240,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest	178,799	(103,185)
Depreciation	365,346	233,366
Stock-based compensation	450,000	-
Allowance for doubtful accounts	777,831	-
Change in operating assets and liabilities:
Accounts receivable, trade	(5,196,931)	(335,829)
Inventories	145,211	(146,230)
Prepaid expenses and other current assets	12,337	(12,337)
Accounts payable, trade	336,928	259,013
Customer deposits	688,448	-
Value-added tax payable	188,246	41,651
Income tax payable	810,413	6,002
Other payables and accrued liabilities	96,013	(352,767)

Net cash used in operating activities	(730,162)	(651,081)

Cash flows from investing activities:
Purchase of plant and equipment	(72,764)	(5,836)

Net cash used in investing activities	(72,764)	(5,836)

Cash flows from financing activities:
Repayment of advances from a related party	-	(719,282)
Advances from a related party	1,297,272	-
Advances from shareholders	-	1,261,905

Net cash provided by financing activities	1,297,272	542,623

Foreign currency translation adjustment	111,889	113,164

NET CHANGE IN CASH AND CASH EQUIVALENTS	606,235	(1,130)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	206,928	208,058

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 813,163	$ 206,928

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$ 23,470	$ -
Cash paid for interest expenses	$ -	$ -

        See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Convertible preferred stock		Common stock
	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balance as of June 1, 2005 (restated)	-	$-	30,000,000	$1	$9,188,626	$755	$(294,698)	$8,894,684

Net loss for the year	-	-	-	-	-	-	(240,765)	(240,765)

Foreign currency translation adjustment	-	-	-	-	-	113,164	-	113,164

Balance as of May 31, 2006	-	-	30,000,000	1	9,188,626	113,919	(535,463)	8,767,083

Shares issued to complete reverse acquisition	-	-	12,422,971	1	(1)	-	-	-

Issuance of common stock for services	-	-	1,000,000	-	450,000	-	-	450,000

Net income for the year	-	-	-	-	-	-	417,197	417,197

Foreign currency translation adjustment	-	-	-	-	-	111,889	-	111,889

Balance as of May 31, 2007	-	$-	43,422,971	$2	$9,638,625	$225,808	$(118,266)	$9,746,169

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND BUSINESS BACKGROUND

Capital Resource Funding, Inc. (the “Company” or “CRFU”) was organized under the laws of the State of North Carolina on February 2, 2004 as a subchapter S-Corporation. CRFU is a holding company whose primary business operations are conducted by through its sole operating subsidiary, in the provision of consultative service to small to mid-sized businesses in need of financing source ranging from SBA loans, commercial mortgages, factoring and asset based loans.

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

2)	the majority shareholder of CRFU delivered the 9,500,000 shares of common stock to Sun Group’s owners in exchange for total payments of $600,000 in cash, less related expenses.

Also in connection with this stock exchange transaction, CRFU and Sun Group agreed that:

1.

CRFU granted to Sun Group’s 30%-controlling owners a two (2) years option for the subscription and purchase of the additional 10,000,000 new shares of common stock of CRFU in exchange for RMB 38,100,000, equivalent to 30% of the registered capital of Sun Group; and

2.	CRFU would settle all of its material liabilities as defined by U.S. Generally Accepted Accounting Principles; and

3.	The existing directors would resign from the positions of director and officer of CRFU and a nominee of Sun Group would be appointed to the Board of Directors of CRFU to fill the vacancy.

Upon completion of the exchange, Sun Group became a wholly-owned subsidiary of CRFU and the former owners of Sun Group then owned 93% of the issued and outstanding shares of the Company.

On September 29, 2006, CRFU appointed Mr. Wang, Bin as President and Chief Executive Officer, Ms. Feng, Gui Mei as Vice President and Director, Ms. Liu, Ming Fen as Chief Financial Officer. Furthermore, all of the Company’s former officers resigned from their positions.

On October 30, 2006, CRFU accepted the resignation of Ms. Feng, Gui Mei as Vice President and Director and appointed Mr. Wang, Yu Long as Vice President of the Company, effective as of October 30, 2006.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CRFU whereby Sun Group is deemed to be the accounting acquirer (legal acquiree) and CRFU to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Sun Group, with the assets and liabilities, and revenues and expenses, of CRFU being included effective from the date of stock exchange transaction. CRFU is deemed to be a continuation of the business of Sun Group. Accordingly, the accompanying consolidated financial statements include the following:

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

CRFU and Sun Group are hereinafter referred to as (the “Company”).

On August 24, 2007, the Company changed its name to China Sun Group High-Tech Co.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, Sun Group.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

•	Revenue recognition

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

The Company is subject to valued-added tax (“VAT”) which is levied on the majority of the products of Sun Group at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Starting April 1, 2006, the Company commenced the production and sales of cobaltosic oxide in the PRC.

•	Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor and manufacturing overhead.

•	Shipping and handling costs

Shipping and handling costs, associated with the distribution of products to customers, are recorded in costs of revenue and are recognized when the related product is shipped to the customer. The company incurred $7,857 and $Nil for the years ended May 31, 2007 and 2006, respectively.

•	Research and development costs

Research and development costs mainly related to labor cost incurred in the development of new products and manufacturing methods and are charged to expense as incurred. The Company incurred $89,166 and $83,000 for the years ended May 31, 2007 and 2006, respectively.

•	Advertising cost

The Company expenses advertising costs as incurred in accordance with SOP 93-7 “Reporting for Advertising Costs”. Advertising expenses of $720 and $Nil were incurred for the years ended May 31, 2007 and 2006, respectively.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. As of May 31, 2007, an allowance for doubtful accounts of $777,831 was provided.

•	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Building	40 years	5%
Plant and machinery	5-40 years	5%
Office equipment	5 years	5%
Motor vehicle	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

•	Valuation of long-lived assets

Long-lived assets primarily include property and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of May 31, 2007.

•	Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

•	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with SFAS No. 128,“Earnings per Share”. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The Company’s subsidiary, Sun Group maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income.

•	Stock-based compensation

The Company adopts SFAS No. 123R, “Accounting for Stock-Based Compensation”using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period.

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income (loss) as and when the related employee service is provided.

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one reportable segment in the PRC.

•	Fair value of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, income tax payable, value-added tax payable, other payables and accrued liabilities.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

•	Recently issued accounting standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140", which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In May 2006, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes”and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements—An Amendment of APB Opinion No. 28". SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”(FIN 48). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (EITF 06-03). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for our fiscal year beginning June 3, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 would have a material effect on its financial position, cash flows nor results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”(“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159),” which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the elective adoption of SFAS 159 may have on our results of operations or financial position.

3.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowance for doubtful accounts of $777,831 is provided for the year ended May 31, 2007.

	As of May 31,
	2007	2006
		(restated)

Accounts receivable, gross	$5,532,760	$335,829

Less: allowance for doubtful accounts	(777,831)	-

Accounts receivable, net	$4,754,929	$335,829

In July 2007, approximately $1,610,681 (equivalent to RMB12,275,000) of the balance as of May 31, 2007 was subsequently settled with the Company.

4.	INVENTORIES

Inventories consisted of the following:

	As of May 31,
	2007	2006
		(restated)

Raw material	$1,286	$147,143

Packaging material	646	-

	$1,932	$147,143

5.	AMOUNT DUE FROM A RELATED PARTY

As of May 31, 2006, the amount due from a related party was comprised of temporary advances made to Sun Group High Technology Development Co., Ltd, a former owner of Sun Group. The balance was unsecured, and non-interest bearing and was repayable within 12 months.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of:

	As of May 31,
	2007	2006
		(restated)

Building	$6,308,373	$6,308,373

Plant and machinery	4,890,744	4,838,364

Office equipment	155,215	147,052

Motor vehicle	34,816	22,595

	As of May 31,
	2007	2006
		(restated)
	11,389,148	11,316,384

Less: accumulated depreciation	(614,932)	(249,586)

Property, plant and equipment, net	$10,774,216	$11,066,798

Depreciation expense for the years ended May 31, 2007 and 2006 was $365,346 and $233,366, respectively.

7.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	As of May 31,
	2007	2006
		(restated)

Welfare payable	$136,954	$115,843

Government levy payable	15,071	7,954

Utility fee payable	80,763	20,443

Rental payable	45,926	38,461

	$278,714	$182,701

8.	MINORITY INTEREST

In connection with the stock exchange transaction as fully described in Note 1, the Company granted to Sun Group’s 30%-controlling owners of the two (2) years option for the subscription and purchase of the additional 10,000,000 new shares of common stock of CRFU in exchange for RMB 38,100,000, equivalent to 30% of the registered capital of Sun Group.

Proforma financial information

The following summarized pro forma results of operations for the years ended May 31, 2007 and 2006, assume that the stock exchange transaction of 30% of the registered capital of Sun Group in exchange for the additional 10,000,000 new shares of common stock of CRFU occurred as of June 1, 2005. These pro forma results have been prepared for comparative purposes only and do not purport to be indications of the result of operations which actually would have resulted had the significant stock exchange occurred as of June 1, 2005.

	Years ended May 31,
	2007	2006
		(restated)

Net income (loss) attributable to holders of common stock	$595,996	$(343,950)

Weighted average ordinary shares outstanding - basic and diluted	49,478,020	40,000,000

Net income (loss) per share - basic and diluted	$0.01	$(0.01)

9.	INCOME TAXES

        The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its PRC operation through Sun Group, a subsidiary in the PRC and has recorded an income tax provision for the year ended May 31, 2007.

The components of loss before income taxes and minority interest separating U.S. and PRC operations are as follows:

	Years ended May 31,
	2007	2006
		(restated)

Loss subject to U.S. operation	$(530,913)	$-

Income (loss) subject to PRC operation	1,931,098	(343,950)

Income (loss) before income taxes and minority interest	$1,400,185	$(343,950)

United States of America

The Company is registered in the State of North Carolina and is subjected to United States of America tax law.

        As of May 31, 2007, the U.S. operation incurred $530,913 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiary, Sun Group is subjected to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes and minority interest of PRC operation for the years ended May 31, 2007 and 2006 are as follows:

	Years ended May 31,
	2007	2006
		(restated)

Income (loss) before income taxes and minority interest	$1,931,098	$(343,950)

Income tax rate	33%	33%

	637,262	-

Add: items not deductible to taxes - Allowance for doubtful accounts	256,684	-

- Pre-operating expenses	(89,757)	-

Income tax expenses	$804,189	$-

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of May 31, 2007 and 2006:

	As of May 31,
	2007	2006
		(restated)
Deferred tax assets:
- Net operating loss carryforwards	$175,201	$113,504

Less: valuation allowance	(175,201)	(113,504)

Deferred tax assets	$-	$-

As of May 31, 2007 and 2006, valuation allowance of $175,201 and $113,504 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

10.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on December 11, 2006, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended May 31, 2007 and 2006:

	Years ended May 31,
	2007	2006
		(restated)

Basis and diluted net income (loss) per share calculation
Numerator:
- Net income (loss) in computing basic net income per share	$417,197	$(240,765)

Denominator:
- Weighted average ordinary shares outstanding	39,478,020	30,000,000

Basic and diluted net income (loss) per share	$0.01	$(0.01)

11.	CAPITAL TRANSACTIONS

1)	On February 28, 2007, the Company completed a stock exchange transaction with the equity owners of Sun Group. 30,000,000 shares of common stock were issued in exchange for 70% interest in Sun Group and 9,500,000 shares of common stock were transferred from the former shareholder to a Sun Group owner, representing 93% of CRFU’s outstanding common stock.

2)	As a result, the number of outstanding shares of the Company’s common stock was 42,422,971.

12.	STOCK-BASED COMPENSATION

On January 31, 2007, the Company issued 1,000,000 restricted shares of common stock for business advisory services to Greentree Financial Group, Inc. The fair value of this restricted stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.45 per share. The Company recognized a stock-based compensation of $450,000 for the year ended May 31, 2007.

13.	RELATED PARTY TRANSACTION

For the year ended May 31, 2006, the Company purchased raw material for an amount of $259,013 from its former owner, Sun Group High-Tech Ltd at its current market price. There was no such transaction for the year ended May 31, 2007.

14.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of Sun Group, a subsidiary in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company’s subsidiary in the PRC is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $90,696 and $70,258 for the years ended May 31, 2007 and 2006, respectively.

15.	CONCENTRATION AND RISK

(a)	Major customers and vendors

100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were generated from customers located in the PRC.

For the year ended May 31, 2007, the customer and vendor who accounted for 10% or more of revenues and purchases of the Company are presented as follows:

	Year ended May 31, 2007
	Revenues	Percentage of revenues	Trade accounts Receivable
Customer A	$6,291,923	76%	$4,948,670

	Year ended May 31, 2007
	Purchases	Percentage of purchases	Accounts Payable
Vendor A	$3,101,816	66%	$-

For the year ended May 31, 2006, the customer and vendor who accounted for 10% or more of revenues and purchases of the Company are presented as follows:

	Year ended May 31, 2006
	Revenues	Percentage of revenues	Trade accounts Receivable
Customer A	$277,715	100%	$335,829

	Year ended May 31, 2006
	Purchases	Percentage of purchases	Accounts Payable
Vendor A	$259,013	100%	$259,013

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

16.	COMMITMENT AND CONTINGENCIES

(a)	Operating lease commitment

        The Company leases an office premise under a non-cancelable operating lease. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $6,369 and $6,152 for the years ended May 31, 2007 and 2006.

        Future minimum rental payments due under a non-cancelable operating lease are as follows:

Years ending May 31:
2008	$ 6,562

2009	6,562

Total:	$13,124

17.	SUBSEQUENT EVENT

(a)	On June 9, 2007, the Company’s subsidiary, Sun Group entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”), pursuant to which Sun Group purchased the prospecting and mining rights of a cobalt ore mine that is owned by Shengbao in the Congo area, Africa. The parties agreed that the purchase price would be US$2,000,000, and that Sun Group would give Shengbao 20% of its monthly ore production each month for the payment of the purchase price. Pursuant to the Purchase Agreement, Shengbao will provide Sun Group a mine of approximately 35 sq. km in the Congo area to prospect and mine. Sun Group would provide the necessary funding, equipment and engineering staff for the mining and would produce no less than twenty (20) tons of ore per day. With regard to the product ownership, Sun Group would own eighty percent (80%) of the mining products, and Shengbao would own twenty percent (20%). Shengbao agreed to bear the risk of losing part or all of the US$2,000,000 if the mining production fails.

(b)	On August 24, 2007, the Company was reincorporated from North Carolina to Delaware and changed its name to China Sun Group High-Tech Co. The par value of common stock of China Sun Group High-Tech Co. is $0.001 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None of the principal accountant’s reports on the financial statements for either of the past two years contains an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Zhong Yi (Hong Kong) C.P.A. Company Ltd. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this Annual Report, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of May 31, 2007, our disclosure controls and procedures were effective.

        During the year ended May 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)    Directors and Executive Officers

        Each director is elected for a one year term until the next annual meeting of shareholders and their successors are elected and qualified.

        The following is a list of the names and ages of our directors and executive officers:

Name	Age	Position	Date of Incumbency
Mr. Wang, Bin	42	President, Chief Executive Officer, and Chairman of the Board	September 30, 2006
Mr. Wang, Yu Long	43	Vice President	October 30, 2006
Ms. Liu, Ming Fen	55	Chief Financial Officer	September 30, 2006
Ms. Li, Zhi	36	Director	September 30, 2006
Ms. Wang, Jiao	23	Director	September 30, 2006
Mr. Sui, Fudong	52	Director	August 17, 2007
Mr. Li, Gang	28	Director	August 17, 2007
Ms. Liu, Yefei	30	Director	August 17, 2007
Mr. Ren, Fuqiu	42	Director	August 17, 2007

    Mr. Bin Wang serves as our President, Chief Executive Officer, and the Chairman of the Board. Since 2000, Mr. Wang has served as the President of DLX. He received his Bachelor degree from Harbin University of Science and Technology with a major in Business Management. Mr. Wang is an economist with a strong background in business management. He is the founder of Da Lian Xin Yang High-Tech Development Co., Ltd., our majority owned subsidiary, which is dedicated to industrial investment, high technology, utilities, real estate, and education.

    Mr. Yu-long Wang serves as our Vice President. Since 1999, Mr. Wang has served in various capacities at DLX. In 2002, Mr. Wang began has serving as the Vice President where he was in charge of production, Research and Development, and sales management. From 2000 to 2002, he acted as the assistant to the Chairman and from 1999 to 2000, he was the director of marketing. He obtained his bachelors degree in Business Administration from Heilongjiang University.

    Ms. Ming Fen Liu serves as our Chief Financial Officer. Since 2004, Ms. Liu has been the Chief Financial Officer of DLX. Prior to that, in 2003, Ms Liu was the financial manager of Sun Group Investment Company. From 2001 and 2002, Ms. Liu served as the financial supervisor for the Dalian Chemical Industry Group, a chemical fertilizer plant. She is a Certified Public Accountant in China and earned her bachelors degree in finance from Dongbei Finance & Economics University. Ms. Liu has experience in financial regulations, company management, and raising capital.

    Ms. Zhi Li serves as a Director of our Board. Since 2000, Ms. Li has also been a Director of DLX. Prior to that, she worked in the accounting department of a state-owned company. She is a Certified Public Accountant in China and graduated from the Heilongjiang Commerce College, where she majored in Accounting.

    Ms. Li is married to Mr. Wang, our President, Chief Executive Officer, and Chairman of the Board.

    Ms. Jiao Wang serves as a Director of our Board. Since 2003, Ms. Wang has also been a Director of DLX. Ms. Wang graduated from Dongbei Finance & Economics University, where she majored in Administrative Management. Ms. Wang has a background in marketing strategy and management.

    Ms. Wang is the daughter of Mr. Wang Bin and Ms Li Zhi.

    Mr. Fudong Sui has served as a Vice President at Dalian Household Things Co., Ltd. which since February 2006 produces consumer products such as detergent and air fresheners. From October 1998 to December 2005, he was the Administrative President at Liaoning North Group, which participates in the chemical industry. Mr. Wang has received undergraduate and graduate degrees in Management Administration from the Heilongjiang University.

    Mr. Gang Li has served as an Investment Analyst at Heilongjiang Chenneng Investment Management Co., Ltd., specializing in the energy industry since August 2005. Mr. Li received a master degree in finance from Liaoning University and attached Shanxi Finance and Economy College for his undergraduate education.

    Ms. Yefei Liu has served as an Accounting Supervisor in the Dalian Branch of the Liaoning Decoration Engineering Corporation since September 2006 and as a staff accountant from January 2004 to September 2006. From August 2001 to November 2003 Ms. Liu served as a treasurer at the Dalian Keyang Shoe Co., Ltd. Ms. Liu received Bachelor of Accounting from the Shenyang Agricultural University. She is also a public accountant certified in the People’s Republic of China.

    Mr. Ren Fuqiu has served as a Manager in the Overseas Investment Section of Shanghai Anhemeina Investment Co., Ltd. since September 2005, as a Manager in the Financial Department from April 1996 to June 2002, and as a Director in the Financial Department from August 1990 to March 1996. Mr. Ren received Bachelor in Finance from Dongbei University of Finance and Economics, and Master in International Finance from Dongbei University of Finance and Economics.

(b)    Audit Committee Financial Expert

        Our Board of Directors has determined that Mr. Ren Fuqiu qualifies as an independent financial expert serving on its audit committee. This qualification is based upon his education and experience, more fully described above in his biography.

(c)    Section 16 (a) Compliance

        Section 16 (a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities.

        To our knowledge, based solely on review of the Forms 3 and 4 furnished to us during the year ended May 31, 2007, our acting officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements, except for the following: Mr. Wang failed to timely file one Form 3 and one Form 4 reporting one transaction, both of which were filed in July 2007, Ms. Wang failed to timely file one Form 3, which was filed in July 2007, and Ms. Li failed to timely file one Form 3, which was filed in August 2007. We were not furnished any Forms 5 with respect to fiscal 2006.

(d)    Code of Ethics

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

(e)    Nomination Procedures

        There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing the proxy statement on Form 14A with the SEC on August 1, 2007.

ITEM 10. EXECUTIVE COMPENSATION

         Mr.  David Koran acted as our Chief Executive Officer from February 2004 through September 29, 2006 and Mr. Wang Bin from September 30, 2006 to the current date. Therefore, for purposes of this disclosure, Mr. Koran was our only “named executive officer” in fiscal 2006 and Mr. Wang was our only “named executive officer” in fiscal 2007.

    Mr. Koran did not receive any compensation during the fiscal year ended on May 31, 2006. Mr. Koran and Mr. Bin Wang did not receive any compensation during the fiscal year ended on May 31, 2007.

Employment Agreements

        DLX entered into Labor Contracts with each of Ms. Ming Fen Liu and Mr. Yu-long Wang on January 15, 2004. Pursuant to such agreements, Ms. Liu was hired as Chief Financial Officer and Mr. Wang was hired as Vice President. The term of their employment is 5 years and will expire on January 15, 2009. Their monthly compensation is RMB 15,000 each. Mr. Bin Wang has no formal employment agreement with DLX. From February 2004, inception, through May 31, 2007, we have not issued any stock options.

Compensation of Directors

	Director Compensation
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total Total ($) (j)
Bin Wang	-	-	-	-	-	-	-

Zhi Li	1,500	-	-	-	-	-	1,500

Jiao Wang	1,500	-	-	-	-	-	1,500

Fudong Sui	1,500	-	-	-	-	-	1,500

Yefei Liu	1,500	-	-	-	-	-	1,500

Gang Li	1,500	-	-	-	-	-	1,500

Fuqiu Ren	1,500	-	-	-	-	-	1,500

        Director compensation is currently set at $1,500 a year. Mr. Bin Wang has received no compensation for his service as a director. Directors do not receive other compensation for attending meetings.

Director Compensation Arrangements

        No written agreements were entered for the director compensation. The directors orally agreed to be paid $1,500 a year for their services as directors. The term of the oral agreements is one year and will be changed and approved each year on the annual shareholder meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding beneficial ownership of our common stock as of August 15, 2007, by (i) each person who “beneficially” owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is c/o China Sun Group High-Tech Co., 1 Hutan Street, Zhongshan District, Dalian, People’s Republic of China.

Directors and Executive Officers:	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Bin Wang	25,500,000	(3)	58.7%(3)
Yu Long Wang	260,000		*
Ming Fen Liu	10,000		*
Zhi Li	25,500,000	(3)	58.7%(3)
Jiao Wang	25,500,000	(3)	58.7%(3)
Fudong Sui	7,000		*
Gang Li	7,000		*
Yefei Liu	14,000		*
Fuqiu Ren	-		-
Officers and directors as a group (5 persons)	25,798,000		59.4%

_________________

*	Represents less than 1%

(1)

As used herein, a person is deemed to be the “beneficial owner” of a security if he or she has voting or investment power with respect to such security or has the right to acquire such ownership within sixty (60) days. As used herein, “voting power” includes the power to vote or to direct the voting of shares, and “investment power” includes the power to dispose or to direct the disposition of shares, irrespective of any economic interest therein.

(2)

Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of July 24, 2007 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights, if applicable.

(3)

This includes 9,500,000 shares owned by Mr. Bin Wang, our President and Chief Executive Officer, 8,000,000 shares owned by Ms. Zhi Li, Mr. Bin Wang’s spouse, and 8,000,000 shares owned by Ms. Jiao Wang, Mr. Wang’s daughter.

ITEM 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    (a) Related Party Transactions

Related Party Transactions

        On February 28, 2007, we completed the Exchange pursuant to the Agreement. Under the Agreement, our shareholders, who now own an aggregate of approximately 93% of our common stock issued and outstanding, received (1) 9,500,000 shares of our common stock from Mr. Koran, our former President and Chief Executive Officer and a Director at the time we entered into the Agreement, for $600,000, and (2) an additional 30,000,000 shares of our newly issued common stock in exchange for a 70% interest in us, now our subsidiary.

        On July 18, 2006, we purchased $258,784 in raw materials from the Sun Group High Technology Development Co., Ltd, the former parent company to DLX.

        From 2004 through 2006, we loaned the Sun Group High Technology Development Co., Ltd, its former parent company to us, $683,587 in the form of an unsecured, non-interest bearing loan, repayable within 12 months.

Transactions with Promoters

Capital Resource Funding, Inc.

        On or about June 23, 2004, we increased our authorized shares of common of stock to 100,000,000, kept the par value at $0.00000005 per share at the time and effectuated a 20,000 to 1 forward split our common stock. As a result, Mr. Koran’s 500 shares were exchanged for 10,000,000 Shares of our common stock. In addition, we authorized 10,000,000 shares of convertible preferred stock, par value $0.00000005 par share, to be issued. Each share of preferred stock is convertible into ten shares of our common stock. On March 14, 2005, we amended our articles of incorporation to change the par value per share of our common stock and convertible preferred stock to $0.00000005.

        On June 23, 2004, we entered into a Financial Advisory Services Agreement with Greentree Financial Group, Inc. In exchange for the following services, we paid Greentree Financial Group, 490,000 shares of our common stock and $10,000 cash: assistance with the preparation of our Form SB-2 registration statement, state Blue-Sky compliance, selection of an independent stock transfer agent, and Edgar services.

        The 490,000 shares of our common stock issued to Greentree Financial Group were valued at the estimated value for the services received which was $122,500, or $0.25 per share.

        The shares issued to Greentree Financial Group, Inc. were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, inasmuch as Greentree Financial Group is a sophisticated investor which is able to bear the financial risk of its investment, it was provided with access to information about us and there was no general solicitation or advertising in connection with the offering. In addition, Greentree Financial Group is an “accredited investor” within the meaning of the Securities Act of 1933, as amended and the rules promulgated thereunder.

        On June 24, 2004, we issued a promissory note in the amount of $40,000 to Greentree Financial Group, representing a principal amount of $38,835 and interest of $1,165. Interest on the promissory note accrues at a rate of $6% per annum. All outstanding principal and accrued and unpaid interest on the promissory note was due on December 24, 2004. The 6-month, nonassumable promissory note with Greentree Financial Group, Inc. was signed on June 24, 2004. As of December 24, 2004, the loan has been repaid in full.

        On or about February 2, 2004, we sold 500 pre-split shares (10,000,000 post-split) of stock to our former President, David Koran for $100 pursuant to an offering that was exempt under Section 4(2) of the Securities Act.

        On or about December 22, 2004, we issued the following shares of our common stock to three of our former officers, as compensation for services rendered: Laura Koran, Chief Financial Officer, 150,000 shares; Steven Moore, Chief Operating Officer, 75,000 shares; and Richard Koran, Vice President, 75,000 shares. All three issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

        In January 2007, we issued 1,000,000 shares of our common stock to Greentree Financial Group, as compensation for services rendered which were valued at $300,000. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Da Lian Xin Yang High-Tech Development Co. Ltd.

        On June 6, 2005, we issued 94.8% of the ownership interests in our company in exchange for $13,126,609 cash, paid by the Sun Group High Technology Development Co., Ltd., Da Lian Xin Yang High-Tech Development Co. Ltd.‘s former parent, and Zhi Li, and Jiao Wang, currently Directors on our Board.

        We have agreed to pay each of our directors a compensation of $1,500 a year. For additional details on the director compensation arrangements, see Item 10, Executive Compensation.

        (b)    Parent Information

        We do not have a parent company.

        (c)    Directors

        Fudong Sui, Gang Li, Yefei Liu, and Fuqiu Ren are independent directors as defined by the Nasdaq Marketplace Rules. Wang Bin, Zhi Li, and Jiao Wang, who are not independent directors, are not members of any Committees of our Board of Directors.

Item 13. Exhibits

Exhibit Number	Exhibit Description	Footnote Reference
3.1	Articles of Incorporation of Capital Resource Funding, Inc. filed on February 6, 2004	(1)

3.2	Amendment to the Articles of Incorporation of Capital Resource Funding, Inc. filed March 21, 2005.	(2)

3.3	Bylaws of Capital Resource Funding, Inc.	(1)

10.1	Consulting Agreement between Capital Resource Funding, Inc. and Greentree Financial Group, Inc.	(1)

10.2	Promissory Note with Greentree Financial Group, Inc.	(1)

10.3	Letter of Intent between Capital Resource Funding, Inc. and HairMax International, Inc.	(1)

10.4	Plan of Exchange dated September 6, 2006 by and among Capital Resource Funding, Inc., Da Lian Xin Yang	(4)
	High-Tech Development Co. Ltd., the shareholders of Sun Group, and David Koran.

10.5	Escrow Agreement by and among Capital Resource Funding, Inc., David Koran,	(3)
	Da Lian Xin Yang High-Tech Development Co., Ltd., the Shareholders of Da Lian Xin Yang High-Tech
	Development Co., Ltd., and Greentree Financial Group, Inc.

10.6	Lock-up Agreement with David Koran date September 7, 2006.	(3)

10.7	Lock-up Agreement with Laura Koran date September 7, 2006.	(3)

10.8	Lock-up Agreement with Richard Koran date September 7, 2006.	(3)

10.9	Labor Contract between Capital Resource Funding, Inc. and Ming Fen Liu dated January 15, 2004

10.10	Labor Contract between Capital Resource Funding, Inc, and Yu-long Wang dated January 15, 2004

14	Code of Ethics	(5)

23.1	Consent of Zhong Yi (Hong Kong) C.P.A. Company Ltd.	*

31.1	Rule 13a 14a/15d 14(a) Certification.	*

31.2	Rule 13a 14a/15d 14(a) Certification.	*

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

(1)	Incorporated by reference from the Registration Statement on Form SB-2 of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on August 16, 2004. File no. 333-118259.

(2)

Incorporated by reference from the Amendment No. 4 to the Registration Statement on Form SB-2/A of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on March 15, 2005. File no. 333-118259.

(3)	Incorporated by reference from the Current Report on Form 8-K of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on March 6, 2007.

(4)	Incorporated by reference from the Current Report on Form 8-K of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on September 7, 2006.

(5)	Incorporated by reference from the Annual Report on Form 10-KSB of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on August 4, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        For the fiscal years ended May 31, 2007 and May 31, 2006, Zhong Yi (Hong Kong) C.P.A. Company Ltd. has billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2007	2006
Audit Fees (1)	$39,000	$40,000

Tax Fees	-	-

All Other Fees	-	-

Total	$39,000	$40,000

(1)

Services rendered for the audit of our annual financial statements included in our report on Form 10-KSB and the reviews of the financial statements included in our reports on Form 10-QSB filed with the SEC.

        None of the fees described above were approved by our Audit Committee. We established an Audit Committee after the end of fiscal 2007, on August 17, 2007.

        The Audit Committee currently does not have any pre-approval policies.

Signatures

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Sun Group High-Tech Co.

Dated: September 6, 2007	By: /s/ Bin Wang
Name: Bin Wang
Title: Chief Executive Officer
(Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Bin Wang Bin Wang	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 6, 2007

/s/ Ming Fen Liu Ming Fen Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	September 6, 2007

	Director	September 6, 2007
/s/ Zhi Li
Zhi Li
	Director	September 6, 2007
/s/ Jiao Wang
Jiao Wang
	Director	September 6, 2007
/s/ Fudong Sui
Fudong Sui
	Director	September 6, 2007
/s/ Gang Li
Gang Li
	Director	September 6, 2007
/s/ Yefei Liu
Yefei Liu
	Director	September 6, 2007
/s/ Fuqiu Ren
Fuqiu Ren

`