Form 10QSB
period 2007-08-31
CHINA SUN GROUP HIGH-TECH CO
filed 2007-10-15
CIK 1298195

United States
Securities and Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 333-118259

____________________

CHINA SUN GROUP HIGH-TECH CO.

______________________________________________________
(Exact name of small business issuer as specified in its charter)

Delaware	54-2142880
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

1 HUTAN STREET, ZHONGSHAN DISTRICT
DALIAN, P. R. CHINA
(Address of principal executive offices)

(86411) 8289-7752
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐ No ☒

Number of shares of common stock outstanding as of October 15, 2007: 59,199,206

Number of shares of preferred stock outstanding as of October 15, 2007: None

Transitional Small Business Disclosure Format:  Yes  ☐ No   ☒

CHINA SUN GROUP HIGH-TECH CO.

FORM 10-QSB

FOR THE QUARTER ENDED AUGUST 31, 2007

Part I. Financial Information

Item 1.	Financial statements

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2007 AND MAY 31, 2007
(Currency expressed in United States Dollars (“US$”) , except for number of shares)

	August 31, 2007	May 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,481,939	$813,163
Accounts receivable , net	4,611,234	4,754,929
Inventories	2,756	1,932
Deposits and prepayments	428,237	-

Total current assets	6,524,166	5,570,024

Property, plant and equipment, net	11,323,147	10,774,216

TOTAL ASSETS	$17,847,313	$16,344,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities :
Accounts payable, trade	$276,472	$595,941
Customers deposits	4,192	688,448
Value added tax payable	784,174	229,897
Income tax payable	1,160,592	810,413
Other payables and accrued liabilities	573,654	278,714

Total liabilities	2,799,084	2,603,413

MINORITY INTEREST	4,203,463	3,994,658

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of August 31, 2007 and May 31, 2007	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,422,971 shares issued and outstanding as of August 31, 2007 and May 31, 2007	43,423	43,423
Additional paid-in capital	9,595,204	9,595,204
Accumulated other comprehensive income	890,017	225,808
Retained earnings (accumulated deficits)	316,122	(118,266)

Total stockholders’ equity	10,844,766	9,746,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,847,313	$16,344,240

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares
(unaudited)

	Three months ended August 31,
	2007	2006

REVENUE, NET	$3,735,837	$1,284,093

COST OF REVENUES	2,453,216	799,350

GROSS PROFIT	1,282,621	484,743

Operating expenses:
General and administrative	178,234	93,465
Research and development	24,873	11,475
Depreciation	92,697	86,517
Total operating expenses	295,804	191,457

INCOME FROM OPERATIONS	986,817	293,286

Income tax expense	(343,624)	(96,785)

INCOME BEFORE MINORITY INTEREST	643,193	196,501

Minority interest	(208,805)	(58,950)

NET INCOME	$434,388	$137,551

Other comprehensive income:
- Foreign currency translation gain	664,209	116,591

COMPREHENSIVE INCOME	$1,098,597	$254,142

Net income per common share – basic and diluted	$0.010	$0.005

Weighted average number of common shares outstanding during the period – basic and diluted	43,422,971	30,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

	Three months ended August 31,
	2007	2006

Cash flows from operating activities:
Net income	$434,388	$137,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	92,697	86,517
Minority interest	208,805	58,950
Changes in operating assets and liabilities:
Accounts receivable, trade	173,593	(1,229,825)
Inventories	(8 09)	48,051
Deposits and prepayments	(426,870)	(11,998)
Accounts payable, trade	(322,254)	242,239
Customer deposits	(686,467)	-
Value-added tax payable	551,040	85,987
Income tax payable	343,624	91,938
Other payables and accrued liabilities	293,570	9,427
Net cash provided by (used in) operating activities	661,317	(481,163)

Cash flows from investing activities:
Purchase of plant and equipment	-	(4,252)
Net cash used in investing activities	-	(4,252)

Cash flows from financing activities:
Advances from a related party	-	664,452
Net cash provided by financing activities	-	644,452

Foreign currency translation adjustment	7,459	2,725

NET CHANGE IN CASH AND CASH EQUIVALENTS	668,776	181,762

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	813,163	206,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,481,939	$388,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$4,847
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
unaudited)

	Convertible preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	(Accumulated Deficit)/ retained earnings	Total stockholders’ equity

Balance as of May 31, 2007	-	$-	43,422,971	$43,423	$9 ,595,204	$225,808	$(118,266)	$9,746,169

Net income for the period	-	-	-	-	-	-	434,388	434,388

Foreign currency translation adjustment	-	-	-	-	-	664, 209	-	664 ,209
Balance as of August 31, 2007	-	$-	43,422,971	$43,423	$9,595,204	$890, 017	$316,122	$10,844,766

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE— 1     BASIS OF PRESENTATION

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

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-KSB for the year ended May 31, 2007.

NOTE—2      ORGANIZATION AND BUSINESS BACKGROUND

China Sun Group High-Tech Co. (the “Company” or “CSGH”) was organized under the laws of the State of North Carolina on February 2, 2004 as a subchapter S-Corporation. On August 24, 2007, the Company was reincorporated to the State of Delaware and changed its name from “Capital Resource Funding, Inc.” to “China Sun Group High-Tech Co.” Also, the Company was authorized to change its par value from $0.00000005 to $0.001 per share.

On February 28, 2007, the Company completed a stock exchange transaction with Da Lian Xin Yang High-Tech Development Co., Ltd. (“Sun Group”). Sun Group was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on August 8, 2000 with its principal place of business in Da Lian City, Liaoning Province, the PRC. Upon completion of the exchange, Sun Group became a majority-owned subsidiary of CSGH and the former owners of Sun Group then owned 93% of the issued and outstanding shares of the Company.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CSGH whereby Sun Group is deemed to be the accounting acquirer (legal acquiree) and CSGH to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of Sun Group, with the assets and liabilities, and revenues and expenses, of CSGH being included effective from the date of the stock exchange transaction. CSGH is deemed to be a continuation of the business of Sun Group. Accordingly, the accompanying condensed consolidated financial statements include the following:

(1)    the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost; and

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

(2)     the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the    beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

CSGH and Sun Group are hereinafter referred to as (the “Company”).

The Company, through its subsidiary, Sun Group, principally engages in the production and sales of cobaltosic oxide, which is the primary raw material used in lithium ion rechargeable batteries.

NOTE— 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of CSGH and its subsidiary, Sun Group.

All significant inter-company balances and transactions within the Company and its subsidiary have been eliminated upon consolidation.

●	Revenue recognition

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

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

●	Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor and manufacturing overhead.

●	Shipping and handling costs

Shipping and handling costs, associated with the distribution of products to customers, are recorded in costs of revenue and are recognized when the related product is shipped to the customer. The Company incurred $1,964 and $Nil for the periods ended August 31, 2007 and 2006, respectively.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. As of August 31, 2007, an allowance for doubtful accounts of $782,813 was provided.

●	Property, plant and equipment, net

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

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

●	Valuation of long-lived assets

Long-lived assets primarily include property and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of August 31, 2007.

●	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods . ” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

The Company also accounts for income tax using SFAS No. 109 “Accounting for Income Taxes, ” which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the periods of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share. ” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

●	Foreign currencies translation

The reporting currency of CSGH is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar are calculated at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the consolidated statement of operations and comprehensive income.

CSGH’s subsidiary, Sun Group maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, CSGH translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates one reportable business segment.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “ Disclosures about Fair Value of Financial Instruments . ” The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, customers deposit, other payables and accrued liabilities, VAT payable and income tax payable.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

●	Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").   This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted if the Company makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

NOTE— 4     ACCOUNTS RECEIVABLE , NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowance for doubtful accounts of $782,813 was provided as of August 31, 2007.

	As of
	August 31, 2007	May 31, 2007
		(audited)

Accounts receivable, gross	$5,394,047	$5,532,760

Less: allowance for doubtful accounts	(782,813)	(777,831)
Accounts receivable, net	$4,611,234	$4,754,929

Subsequent to August 31, 2007, $3,476,649 of accounts receivable was settled with the Company.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE— 5     DEPOSITS AND PREPAYMENTS

As of August 31, 2007, the balance represented the purchase deposits paid for raw materials.

NOTE— 6     PROPERTY, P LANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of:

	As of
	August 31, 2007	May 31, 2007

Building	$6,308,373	$6,308,373
Plant and machinery	4,889,431	4,889,431
Office equipment	155,042	155,042
Motor vehicle	34,509	34,509
Foreign exchange adjustment	660,577	1,793
	12,047,932	11,389,148

Less: accumulated depreciation	(707,629)	(605,771)
Less: foreign exchange adjustment	(17,156)	(9,161)
Property, plant and equipment, net	$11,323,147	$10,774,216

Depreciation expense for the three months ended August 31, 2007 and 2006 was $92,697 and $86,517, respectively.

NOTE— 7       OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	As of
	August 31, 2007	May 31, 2007

Government levies payable	$15,119	$15,071
Rental payable	47,871	45,926
Salary and welfare payable	417,811	136,954
Accrued expenses	92,853	80,763
	$573,654	$278,714

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE— 8     MINORITY INTEREST

In connection with the stock exchange transaction, as described in Note 2, the Company granted to Sun Group’s 30%-minority owners a two (2) year option for the subscription and purchase of an additional 10,000,000 newly issuable shares of common stock of CSGH in exchange for RMB 38,100,000, equivalent to 30% of the registered capital of Sun Group.

Proforma financial information

The following are summarized pro forma results of operations for the three months ended August 31, 2007 and 2006. In preparing this proforma information we assumed that the exercise of the option for the subscription and purchase of an additional 10,000,000 newly issuable shares of common stock of CSGH had occurred as of June 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indications of the result of operations which actually would have resulted had the exercise of the option occurred as of June 1, 2006.

	Three months ended August 31,
	2007	2006

Net income attributable to holders of common stock	$643,193	$196,501
Weighted average common shares outstanding – basic and diluted	53,422,971	40,000,000
Net income per common share – basic and diluted	$0.012	$0.005

NOTE— 9      INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The operations in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from its PRC operations through the Sun Group, its subsidiary and has recorded an income tax provision for the period ended August 31, 2007.

The components of income (loss) before income taxes and minority interest separating U.S. and PRC operations are as follows:

	Three months ended August 31,
	2007	2006

Loss subject to U.S. operations	$(52,823)	$-
Income subject to PRC operations	1,039,640	293,286
Income before income taxes and minority interest	$986,817	$293,286

United States of America

The Company is registered in the State of Delaware and is subject to the tax laws of the United States of America.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

As of August 31, 2007, the Company's U.S. operations incurred $52,823 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiary, Sun Group, is subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest of PRC operations for the period ended August 31, 2007 and 2006 are as follows:

	Three months ended August 31,
	2007	2006

Income before income taxes and minority interest	$1,039,640	$293,286
Income tax rate	33%	33%
	343,081	96,785
Add: items not deductible to taxes
- Provision and accrued expenses	543	-
Income tax expenses	$343,624	$96,785

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of August 31, 2007 and 2006:

	Three months ended August 31,
	2007	2006

Deferred tax assets:
- Net operating loss carryforwards	$18,488	$-
Less: valuation allowance	(18,488)	-
Deferred tax assets	$-	$-

As of August 31, 2007 and 2006, a valuation allowance of $18,488 and Nil was provided to the deferred tax assets due to the uncertainty surrounding their realization.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE— 10      CAPITAL TRANSACTIONS

On August 24, 2006, the Company was authorized to change the par value of its preferred and common stock from $0.00000005 per share to $0.001 per share. In connection with the change in par value of preferred and common stock described above, all prior transactions involving common stock with a par value of $0.00000005 have been restated to reflect the new par value of $0.001 in the accompanying financial statements.

As of August 31, 2007, the number of outstanding shares of the Company’s common stock was 43,422,971.

NOTE— 11       CONCENTRATIONS AND RISKS

100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were generated from customers located in the PRC.

(a)     Major customers

For the three months ended August 31, 2007, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,056,669	55%	$1,844,967
Customer B	1,182,216	32%	61,274
Customer C	409,517	11%	-
Total:	$3,648,402	98%	$1,906,241

For the three months ended August 31, 2006, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	$1,270,616	99%	$1,183,023

(b)       Major vendors

For the three months ended August 31, 2007, the vendors who account for 10% or more of purchases of the Company are presented as follows:

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,726,298	93%	$276,472

For the three months ended August 31 , 2006, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Purchases	Percentage of purchases	Accounts payable

Vendor B	$591,084	100%	$504,747

(c)     Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE— 12      COMMITMENT

1.    The Company leased an office premise under a non-cancelable operating lease agreement for a period of eight years, due July 25, 2010. The annual lease payment is $6,582.

2.    On June 9, 2007, the Company’s subsidiary, Sun Group entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, Sun Group is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of August 31, 2007, the Company had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

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

Overview

We were incorporated in North Carolina on February 2, 2004 and have since undergone a change in business. In February 2007 acquired a 70% ownership interest in Da Lian Xin Yang High-Tech Development Co. Ltd., a corporation organized and existing under the laws of the Peoples' Republic of China ("DLX"), through a share exchange which was consummated on February 28, 2007. In August 2007, our shareholders approved the reincorporation to the State of Delaware and our name change from Capital Resource Funding, Inc. to China Sun Group High-Tech Co. Currently, our only operations are conducted through DLX, who engages in the business of manufacturing and selling cobaltosic oxide products. These products are primarily manufactured, marketed, and sold in China.

Through DLX, China Sun Group High-Tech Co. produces anode materials used in lithium ion batteries. Lithium ion batteries continue to gain in popularity due to their versatility, high energy density and capacity, high voltage, compact size, light weight, and excellent energy retention characteristics. They are used in mobile phones, PDAs, laptops, and digital cameras, as well as electric automobiles and solar and wind energy storage units. DLX primarily produces cobaltosic oxide and lithium cobalt oxide and also engages in the research and development of new technologies to be used in the lithium ion battery market.

According to the China Battery Industry Association, which conducts research of and puts forth reports on the battery industry, DLX has the second largest cobalt series production capacity in China. Through its R&D group, DLX owns a proprietary series of nanometer technologies that supply state-of-the-art components for advanced lithium ion batteries. Leveraging its technological leadership in China, its high-quality product line and its scalable production capacity, DLX plans to create a fully integrated supply chain from the primary manufacturing of cobalt ore to finished products, which include lithium ion batteries.

We recently received preliminary accreditation from the State Intellectual Property Office of the People's Republic of China of certain of our equipment that we use in our cobaltosic oxide and lithium cobalt oxide production process. Meeting the State’s production standards are important to securing our technological leadership position in China. The accreditation of the equipment and the associated production process enables us to provide our customers with exact specifications, along with superior quality control, throughout the production process.

In addition, during the fiscal year 2007, our executive management team completed the well-known training and consultation program Six Sigma Management. Many companies around the world are adopting this process improvement and quality management methodology in an effort to increase efficiencies, reduce cost, and strengthen customer relationships across the enterprise.

Highlights from the Quarter Ended August 31, 2007

On June 9, 2007, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group, and South African Shengbao Mining Enterprises (together referred to as “Shengbao”), pursuant to which DLX purchased the prospecting and mining rights of a cobalt ore mine that is owned by Shengbao in the Congo area, Africa. The parties agreed that the purchase price would be US$2,000,000 and that DLX would give Shengbao 20% of its monthly ore production each month for the payment of the purchase price. Pursuant to the Purchase Agreement, Shengbao will provide DLX a mine of approximately 35 sq. km in the Congo area to prospect and mine. DLX would provide the necessary funding, equipment and engineering staff for the mining and will produce no less than twenty (20) tons of ore per day. With regard to any cobalt ore mined, DLX will own eighty percent (80%) and Shengbao twenty percent (20%).  If no cobalt ore is mined from the specified mine, DLX is not obligated to make any payments to Shengbao.

In August 2007, the Embassy of the Congo Government visited us in China to discuss DLX's mining and production facility in Africa. The Embassy indicated their strong support of DLX’s business presence in the Congo.

During the quarter ended August 31, 2007, we continued to serve six leading battery producers in China. They are: Hunan Shanshan Advanced Material; CITIC Guoan Mengguli Corporation; Hunan Reshine New Material Co., Ltd.; Changzhou PowerGenie Materials Co., Ltd.; Xiamen TungstenCo., Ltd.; and Beijing Easpring Material Technology Co., Ltd. We have also gained new customers, which include Zhejiang Tianhong Energy Technology Co., Ltd., Zhejiang Wanma Battery Co., Ltd., Guangzhou Huaneng Battery Co., Ltd. and Shenzhen Sunristar Electronics Co., Ltd.

Internationally, DLX approached several potential customers who have shown an interest in its product line including: Tanaka,Honjo, HLST, Sanyo, Sony, Panasonic, Nihonkagakusangyo, Maxell, LG,Samsung, SK, Hanhua and Light & Future.

Through our R&D group, we have successfully acquired nanometer technologies to create the following three series of nanometer metal products:

1.

Nanometer Simple Metal Substance. The sizes of these substances vary between 10-100nm and are mainly applied to martial, chem-industrial, pharmaceutical, and electronic industries. They are used as an efficient catalyst, antiseptic, combustion-supporting agent and electrode material.

2.

Nanometer Compound Metal Substance. The sizes of these substances vary between 10-70nm and are mainly applied in industries such as airplane manufacture and auto manufacture. These substances are used for sterilization and are both energy-saving and extend the durability of rubber.

3.	Nanometer Metal Alloy. These are used in the plastic and lubricant oil industries; have high tensile strength and abrasion resistance and have good sturdiness and oil and chemical resistance.

Along with our strategic partnership with Northeastern University, located in China, we are currently conducting trials of new ternary materials, which are combinations of source anode materials, as an alternative to using cobalt exclusively in lithium ion component production.

In August 2007, we reincorporated from North Carolina to Delaware and changed our name to China Sun Group High-Tech Co. The par value of common stock of China Sun Group High-Tech Co. also changed from $0.00000005 to $0.001 per share.

New Financial Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This Statement is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").   This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted if we make the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We do not expect SFAS 159 to have a material impact on its consolidated financial statements.

Results of Operations

Three Months Ended August 31, 2007 Compared to the Three Months Ended August 31, 2006

Net Revenues

Net revenues for the three months ended August 31, 2007 totaled $3,735,837, compared to $1,284,093 for the three months ended August 31, 2006. This represents an increase of $2,451,744 for the three months ended August 31, 2007, respectively. The increase resulted from increased customer demand and sales.

Cost of Revenue

Cost of revenues for the three months ended August 31, 2007 totaled $2,453,216, compared to $779,350 for the three months ended August 31, 2006. This represents an increase of $1,635,866 for the three months ended August 31, 2007. The increase resulted directly from increased production.

General and Administrative Expense

General and administrative expenses for the three months ended August 31, 2007 totaled $178,234, compared to $93,465 for the three months ended August 31, 2006. This represents an increase of $84,769 for the three months ended August 31, 2007. The increase resulted from the hiring of additional personnel and the setup of a U.S. office.

Research and Development Expense

Research and development expense for the three months ended August 31, 2007 totaled $24,873, compared to $11,475 for the three months ended August 31, 2006. This represents an increase of $13,398 for the three months ended August 31, 2007. The increase resulted from the hiring of additional research and development personnel.

Depreciation Expense

Depreciation expense for the three months ended August 31, 2007 totaled $92,697, compared to $86,517for the three months ended August 31, 2006. This represents an increase of $6,180 for the three months ended August 31, 2007. The increase resulted from the additional of plant and equipment.

Income (Loss) From Operations

Income from operations for the three months ended August 31, 2007 totaled $986,817, compared to $293,286 for the three months ended August 31, 2006. This represents an increase of $693,531 for the three months ended August 31, 2007. The increase resulted primarily from the increase in revenues.

Minority Interest

The minority interest for the three months ended August 31, 2007 totaled $208,805.

Foreign Currency Translation Gain

The foreign currency translation gain for the three months ended August 31, 2007 totaled $664,209 as compared to a gain of $254,142 for the three months ended August 31, 2006. This represents an increase of $574,618 for the three months ended August 31, 2007. The increases resulted from the increase in the Renminbi against the U.S. dollar. This updated Renminbi valuation of DLX’s assets and liabilities resulted in this gain.

Liquidity and Capital Resources

During the three months ended August 31, 2007, net cash generated from operating activities was $661,317 compared to net cash used of $481,163 for the same period in 2006. This increase resulted primarily from positive cash flows from operations for the period ended August 31, 2007 were due primarily to the growth in sales revenues with the decrease in accounts receivable by $173,593 and the increase in value-added tax payable by $551,040, income tax payable by $343,624, other payable and accrued liabilities by $293,570, partially offset by the increase in deposits and prepayments by $426,870 and the decrease in accounts payable by $322,254 and customer deposits by $686,467 in this period. Negative cash flows from operations for the same period in 2006 were due primarily to the increase in accounts receivable by $1,229,825, partially offset by the increase in accounts payable by $242,239, value-added tax payable by $85,987 and income tax payable by $91,938 in this period.

During the three months ended August 31, 2007, net cash used for investing activities was $0 as compared to $4,252 for the same period in 2006. This decrease resulted because we did not purchase any property, plant, or equipment during the three months ended August 31, 2007.

During the three months ended August 31, 2007, net cash generated from financing activities was $0 compared to $644,452 for the same period in 2006. This decrease resulted due to our lack of financing activities during the three months ended August 31, 2007.

As of August 31, 2007, we have cash and cash equivalents of $1,481,939. This represents an increase of $668,776, or 45.13% as compared to $813,163 on May 31, 2007. This increase is mainly due to the collection of accounts receivable from new customers and partial settlement of a stale receivable during the three months ended August 31, 2007. The credit term for major customers is generally for a period of 3 to 6 months. We seek to maintain strict control over our outstanding receivables. Overdue balances are reviewed to determine the establishment of the allowance for doubtful accounts regularly by our senior management.

Income Taxes

Income tax expense for the three months ended August 31, 2007 was $343,624, compared to $96,785 for the three months ended August 31, 2006. This represents an increase of $246,839 for the three months ended August 31, 2007. The increase resulted primarily from the increase in income from operations.

Export Sales

Revenues from sales to customers located outside of the United States accounted for almost all of our net sales for three months ended August 31, 2007.

Trends

Currently, many companies in the cobalt product industry are looking to directly own cobalt producing mines which will provide direct access and supply to cobalt ore, the primary raw material in the cobalt product industry. In June 2007, we acquired certain rights to a cobalt mine in Africa. This acquisition will help us avoid export limitations imposed by the Congo, reduce freight expenses, and help ensure a stable supply of cobalt ore.

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Material Commitments for Capital Expenditures

Currently, we own the prospecting and mining rights of a cobalt mine in Congo. We plan to start the construction of a processing plant in Congo in the third quarter of the 2008 fiscal year. We anticipate that the construction of the plant will cost approximately $2,000,000 to $3,000,000.

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

Contractual Obligations and Commitments

We leased an office premise under a non-cancelable operating lease agreement for a period of eight years, due July 25, 2010. The annual lease payment is $6,582.

On June 9, 2007, our subsidiary, Sun Group entered into an African Mining Project Contract of Cooperation with Shengbao Group and South African Shengbao Mining Enterprises. Pursuant to th is Purchase Agreement, we are obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million in a term of 15 years. As of August 31, 2007, we had a capital commitment of $2 million in connection with such prospecting and mining rights, but these were not included in the financial statements.

Off Balance Sheet Arrangements

None.

Item 3.	Controls and Procedures.

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer, Wang Bin, and our Principal Financial and Accounting Officer, Ming Fen Liu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which are those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the us, in the reports we file under the Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures may include, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that as of August 31, 2007 our disclosure controls and procedures were effective.

During the quarter ended August 31, 2007, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

At our 2007 Annual Meeting of Shareholders held on August 17, 2007, the following matters were voted upon and adopted by the votes indicated:

	For	Withheld	Against	Abstain
To elect seven (7) individuals to serve as our Board of Directors until the next annual meeting of shareholders and until their successors are elected and qualified.(1)

Bin Wang	35,465,446	213,000	-	-
Zhi Li	35,469,446	209,000	-	-
Jiao Wang	35,469,446	209,000	-	-
Fudong Sui	35,462,446	216,000	-	-
Gang Li	35,469,446	209,000	-	-
Yefei Liu	35,462,446	216,000	-	-
Fuqiu Ren	36,455,446	223,000	-	-

To approve the corporate name change from “Capital Resource Funding, Inc.” to “China Sun Group High-Tech Co.”	35,678,446	-	-	-
To approve the reincorporation of the Company in the State of Delaware , which would be effected under an Agreement and Plan of Merger by and between the Company and China Sun Group High-Tech Co, a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to which the Company will merge with and into China Sun (the “Merger”) and China Sun will survive the Merger.	35,674,446	-	4,000	-
To ratify the selection by the Board of Directors of Zhong Yi (Hong Kong) C.P.A. Company Ltd. to be the independent registered public accountants with respect to the audit of the Company's financial statements for the fiscal year ended May 31, 2008	35,678,446	-	-	-

(1)	The following were elected to serve as directors at the Annual Meeting of Shareholders: Bin Wang, Zhi Li, Jiao Wang, Fudong Sui, Gang Li, Yefei Liu, and Fuqiu Ren.

There were no non-votes with respect to the election of the Board members, the corporate name change, the reincorporation to the State of Delaware, and the ratification of Zhong Yi (Hong Kong) C.P.A. Company Ltd.

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

Date: October 15, 2007	CHINA SUN GROUP HIGH-TECH CO. By: /s/ Bin Wang Name: Bin Wang Title: President, Chief Executive Officer and Chairman