Form 10QSB
period 2007-11-30
CHINA SUN GROUP HIGH-TECH CO
filed 2008-01-14
CIK 1298195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For thequarterly period ended November 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                                           Commission file number: 333-118259

CHINA SUN GROUP HIGH-TECH CO.
______________________________________________________
(Exact name of small business issuer as specified in its charter)

Delaware	54-2142880
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

1 HUTAN STREET, ZHONGSHAN DISTRICT

DALIAN, PEOPLE’S REPUBLIC OF CHINA

(Address of principal executive offices)

(86411) 8289-7752

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  □  No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,422,971 shares of Common Stock, $.001 par value, were outstanding as of January 7, 2008

Transitional Small Business Disclosure Format:  Yes  □  No   ☒

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of November 30, 2007 and May 31, 2007	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended November 30, 2007 and 2006	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2007 and 2006	F-4

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2007	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-18

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2007 AND MAY 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	November 30, 2007	May 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,444,688	$813,163
Accounts receivable, net	3,203,211	4,754,929
Inventories	1,214,894	1,932

Total current assets	6,862,793	5,570,024

Property, plant and equipment, net	11,504,993	10,774,216

TOTAL ASSETS	$18,367,786	$16,344,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$165,757	$595,941
Customers deposits	5,095	688,448
Value added tax payable	646,757	229,897
Income tax payable	765,096	810,413
Other payables and accrued liabilities	616,746	278,714

Total liabilities	2,199,451	2,603,413

MINORITY INTEREST	4,444,690	3,994,658

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of November 30, 2007 and May 31, 2007	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,422,971 shares issued and outstanding as of November 30, 2007 and May 31, 2007	43,423	43,423
Additional paid-in capital	9,595,204	9,595,204
Accumulated other comprehensive income	1,271,641	225,808
Retained earnings (accumulated deficits)	813,377	(118,266)

Total stockholders’ equity	11,723,645	9,746,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,367,786	$16,344,240

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Three months ended November 30,		Six months ended November 30,
	2007	2006	2007	2006

REVENUE, NET	$5,357,190	$1,739,287	$9,093,027	$3,023,380

Cost of revenue	3,548,070	1,196,081	6,001,286	1,995,431

Gross profit	1,809,120	543,206	3,091,741	1,027,949

OPERATING EXPENSES:
General and administrative	518,765	337,023	696,999	430,488
Research and development	61,527	60,712	86,400	72,187
Depreciation	94,943	48,533	187,640	135,050
Total operating expenses	675,235	446,268	971,039	637,725

INCOME FROM OPERATIONS	1,133,885	96,938	2,120,702	390,224

OTHER INCOME:
Interest income	1,276	-	1,276	-

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,135,161	96,938	2,121,978	390,224

Income tax expenses	(396,679)	(31,989)	(740,303)	(128,774)
Minority interest	(241,227)	(19,485)	(450,032)	(78,435)

NET INCOME	$497,255	$45,464	$931,643	$183,015

Other comprehensive income:
- Foreign currency translation gain	381,624	51,847	1,045,833	168,438

COMPREHENSIVE INCOME	$878,879	$97,311	$1,977,476	$351,453

Net income per share – Basic and diluted	$0.01	$0.00	$0.02	$0.01

Weighted average number of shares outstanding during the period – Basic and diluted	43,422,971	41,732,806	43,422,971	35,728,370

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(unaudited)

	Six months ended November 30,
	2007	2006

Cash flows from operating activities:
Net income	$931,643	$183,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	187,640	135,050
Minority interest	450,032	78,435
Changes in operating assets and liabilities:
Accounts receivable, trade	1,673,161	(2,999,647)
Inventories	(1,194,393)	146,443
Deposits and prepayments	-	(16,148)
Accounts payable, trade	(441,807)	1,426,103
Customer deposits	(693,937)	-
Value-added tax payable	403,481	143,027
Income tax payable	(69,359)	123,892
Other payables and accrued liabilities	333,774	110,986
Net cash provided by (used in) operating activities	1,580,235	(668,844)

Cash flows from investing activities:
Purchase of plant and equipment	(470)	(55,404)
Net cash used in investing activities	(470)	(55,404)

Cash flows from financing activities:
Advances from a related party	-	743,621
Net cash provided by financing activities	-	743,621

Foreign currency translation adjustment	51,760	44,291

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,631,525	63,664

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	813,163	206,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,444,688	$270,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$809,662	$4,882
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	(Accumulated deficit)/ retained	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	capital	income	earnings	equity

Balance as of May 31, 2007	-	$-	43,422,971	$43,423	$9,595,204	$225,808	$(118,266)	$9,746,169

Net income for the period	-	-	-	-	-	-	931,643	931,643

Foreign currency translation adjustment	-	-	-	-	-	1,045,833	-	1,045,833
Balance as of November 30, 2007	-	$-	43,422,971	$43,423	$9,595,204	$1,271,641	$813,377	$11,723,645

See accompanying notes to condensed consolidated financial statements.

NOTE－1	BASIS OF PRESENTATION

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

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

China Sun Group High-Tech Co. (the “Company” or “CSGH”) was organized under the laws of the State of North Carolina on February 2, 2004 as a subchapter S-Corporation. On August 24, 2007, the Company was reincorporated in the State of Delaware and changed its name from “Capital Resource Funding, Inc.” to “China Sun Group High-Tech Co.” Also, the Company was authorized to change its par value from $0.00000005 to $0.001 per share.

On February 28, 2007, the Company completed a stock exchange transaction with Da Lian Xin Yang High-Tech Development Co., Ltd. (“DLX”). DLX was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on August 8, 2000 with its principal place of business in Da Lian City, Liaoning Province, the PRC. Upon completion of the exchange, DLX became a majority-owned subsidiary of CSGH and the former owners of DLX then owned 93% of the issued and outstanding shares of the Company.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CSGH whereby DLX is deemed to be the accounting acquirer (legal acquiree) and CSGH to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of DLX, with the assets and liabilities, and revenues and expenses, of CSGH being included effective from the date of the stock exchange transaction. CSGH is deemed to be a continuation of the business of DLX. Accordingly, the accompanying condensed consolidated financial statements include the following:

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

CSGH and DLX are hereinafter referred to as (the “Company”).

The Company, through its subsidiary, DLX, principally engages in the production and sales of cobaltosic oxide, which is the primary raw material used in lithium ion rechargeable batteries.

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited condensed consolidated financial statements include the financial statements of CSGH and its subsidiaries.

All significant inter-company balances and transactions among CSGH and its subsidiaries have been eliminated upon consolidation.

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

The Company is subject to Valued Added Tax (“VAT”) which is levied on the majority of the products of DLX at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Starting April 1, 2006, the Company commenced the production and sales of cobaltosic oxide in the PRC.

●	Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor and manufacturing overhead.

●	Shipping and handling costs

Shipping and handling costs, associated with the distribution of products to customers, are recorded in costs of revenue and are recognized when the related product is shipped to the customer. The Company incurred $10,844 and $Nil for the periods ended November 30, 2007 and 2006, respectively.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. As of November 30, 2007, an allowance for doubtful accounts of $801,938 was provided.

●	Inventories

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of November 30, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Long-lived assets primarily include property and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of November 30, 2007.

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

The Company also accounts for income tax using SFAS No. 109“Accounting for Income Taxes,” which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the periods of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128,“Earnings per Share.”  Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is the United States dollar ("US dollars"). The Company's subsidiaries in the PRC, maintain their books and records in its local currency, the Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US dollars are translated into US dollars, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective period:

	2007	2006

Months end RMB:US$ exchange rate	7.3919	7.8400
Average monthly RMB:US$ exchange rate	7.5065	7.9200

●	Related parties

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, accounts payable, customers deposit, other payables and accrued liabilities, VAT payable and income tax payable.

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

NOTE－4      ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the allowance for doubtful accounts of $801,938 was required as of November 30, 2007.

	As of
	November 30, 2007	May 31, 2007
		(audited)

Accounts receivable, gross	$4,005,149	$5,532,760

Less: allowance for doubtful accounts	(801,938)	(777,831)
Accounts receivable, net	$3,203,211	$4,754,929

NOTE－5      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of:
	As of
	November 30, 2007	May 31, 2007
		(audited)

Building	$6,308,373	$6,308,373
Plant and machinery	4,889,431	4,889,431
Office equipment	155,512	155,042
Motor vehicle	34,509	34,509
Foreign translation difference	954,942	1,793
	12,342,767	11,389,148

Less: accumulated depreciation	(793,411)	(605,771)
Less: foreign translation difference	(44,363)	(9,161)
Property, plant and equipment, net	$11,504,993	$10,774,216

Depreciation expense for the three months ended November 30, 2007 and 2006 was $94,943 and $87,659, respectively.

Depreciation expense for the six months ended November 30, 2007 and 2006 was $187,640 and $135,050, respectively.

NOTE－6	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:
	As of
	November 30, 2007	May 31, 2007
		(audited)

Government levies payable	$11,638	$15,071
Rental payable	50,731	45,926
Salary and welfare payable	360,767	136,954
Accrued expenses	193,610	80,763
	$616,746	$278,714

NOTE－7      MINORITY INTEREST

In connection with the stock exchange transaction, as described in Note 2, the Company agreed to grant to DLX’s 30%-minority owners a two (2) year option for the subscription and purchase of an additional 10,000,000 newly issuable shares of common stock of CSGH in exchange for RMB 38,100,000, equivalent to 30% of the registered capital of DLX.

Proforma financial information

The following are summarized pro forma results of operations for the six months ended November 30, 2007 and 2006. In preparing this proforma information we assumed that the exercise of the option for the subscription and purchase of an additional 10,000,000 newly issuable shares of common stock of CSGH had occurred as of June 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indications of the result of operations which actually would have resulted had the exercise of the option occurred as of June 1, 2006.

	Six months ended November 30,
	2007	2006

Net income attributable to holders of common stock	$1,381,675	$261,450
Weighted average common shares outstanding – basic and diluted	53,422,971	45,728,370
Net income per common share – basic and diluted	$0.03	$0.01

NOTE－8      INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from its PRC operations through DLX, its subsidiary and has recorded an income tax provision for the period ended November 30, 2007.

The components of income (loss) before income taxes and minority interest separating U.S. and PRC operations are as follows:

	Six months ended November 30,
	2007	2006

Loss subject to U.S. operation	$(118,433)	$-
Income subject to PRC operation	2,240,411	390,224
Income before income taxes and minority interest	$2,121,978	$390,224

United States of America

The Company is registered in the State of Delaware and is subject to the tax laws of the United States of America.

As of November 30, 2007, the Company’s U.S. operations incurred $118,433 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest of PRC operations for the period ended November 30, 2007 and 2006 are as follows:

	Six months ended November 30,
	2007	2006

Income before income taxes and minority interest	$2,240,411	$390,224
Income tax rate	33%	33%
	739,336	128,774
Add: items not deductible to taxes
- Provision and accrued expenses	967	(4,000)
Income tax expenses	$740,303	$124,774

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of November 30, 2007:

November 30, 2007

Deferred tax assets:
- Net operating loss carryforwards	$41,451
Less: valuation allowance	(41,451)
Deferred tax assets	$-

As of November 30, 2007, a valuation allowance of $41,451 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

NOTE－9      CAPITAL TRANSACTIONS

On August 24, 2007, the Company was authorized to change the par value of its preferred and common stock from $0.00000005 per share to $0.001 per share. In connection with the change in par value of preferred and common stock described above, all prior transactions involving common stock with a par value of $0.00000005 have been restated to reflect the new par value of $0.001 in the accompanying financial statements.

As of November 30, 2007, the number of outstanding shares of the Company’s common stock was 43,422,971.

NOTE－10    CONCENTRATIONS AND RISKS

100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were generated from customers located in the PRC.

(a)        Major customers

For the three months ended November 30, 2007, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,867,850	35%	$1,890,668
Customer B	1,735,987	33%	1,757,194
Customer C	962,340	18%	-
Customer D	529,586	10%	-
Total:	$5,095,763	96%	$3,647,862

For the six months ended November 30, 2007, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$2,926,797	32%	$1,757,194
Customer E	2,110,038	23%	-
Customer A	1,861,804	20%	1,890,668
Customer C	959,224	11%	-
Total:	$7,857,863	86%	$3,647,862

For the three months ended November 30, 2006, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts receivable

Customer E	$1,485,657	86%	$2,719,795
Customer F	243,737	14%	-
Total	$1,729,394	100%	$2,719,795

For the six months ended November 30, 2006, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts receivable

Customer E	$2,684,936	89%	$2,719,795

(b)           Major vendors

For the three months ended November 30, 2007, the vendors who account for 10% or more of purchases of the Company are presented as follows:
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,777,669	37%	$-
Vendor B	1,468,151	31%	165,757
Vendor C	1,144,383	24%	-
Total	$4,390,203	92%	$165,757

For the six months ended November 30, 2007, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Purchases	Percentage of purchases	Accounts payable

Vendor B	$3,736,397	47%	$165,757
Vendor A	1,806,514	31%	-
Vendor C	1,140,678	22%	-

Total	$6,683,589	100%	$165,757

For the three months ended November 30, 2006, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Purchases	Percentage of purchases	Accounts payable

Vendor D	$1,848,988	100%	$-

For the six months ended November 30, 2006, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Purchases	Percentage of purchases	Accounts payable

Vendor D	$1,056,641	100%	$-

(c)           Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE－11    COMMITMENT

1.	The Company leased an office premise under a non-cancelable operating lease agreement for a period of eight years, due July 25, 2010. The annual lease payment is $6,582.

2.
On June 9, 2007, the Company’s subsidiary, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLX is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years.  As of November 30, 2007, the Company had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “China Sun Group,” “CSGH,” “the Company,” “we,” “us,” and “our” refer to China Sun Group High-Tech Co.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," "Description of Business," as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "project", "target", "can", "could", "may", "should", "will", "would" and similar expressions.. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the Securities and Exchange Commission (“SEC”) should be considered in evaluating forward-looking statements.

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

Overview

We were incorporated in North Carolina on February 2, 2004 and have since undergone a change in business. In February 2007, we acquired a 70% ownership interest in Da Lian Xin Yang High-Tech Development Co. Ltd. ("DLX"), a corporation organized and existing under the laws of the Peoples' Republic of China, through a share exchange which was consummated on February 28, 2007. In August 2007, our shareholders approved our reincorporation in the State of Delaware and our name change from “Capital Resource Funding, Inc.” to “China Sun Group High-Tech Co.” Currently, our only operations are conducted through DLX, which engages in the business of manufacturing and selling cobaltosic oxide products. These products are primarily manufactured, marketed, and sold in the People’s Republic of China, South Korea and Japan..

Through DLX, we produce anode materials used in lithium ion batteries. Lithium ion batteries continue to gain in popularity due to their versatility, high energy density and capacity, high voltage, compact size, light weight, and excellent energy retention characteristics. They are used in mobile phones, PDAs, laptops, and digital cameras, as well as electric automobiles and solar and wind energy storage units. DLX primarily produces cobaltosic oxide and lithium cobalt oxide and also engages in the research and development of new technologies to be used in the lithium ion battery market.

According to the China Battery Industry Association, which conducts research of and puts forth reports on the battery industry, DLX has the second largest cobalt series production capacity in the People’s Republic of China. Through its research and development group, DLX owns a proprietary series of nanometer technology that supply state-of-the-art components for advanced lithium ion batteries. Leveraging its technological leadership in the People’s Republic of China, its high-quality product line and its scalable production capacity, we plan to create a fully integrated supply chain from the primary manufacturing of cobalt ore to finished products, which include lithium ion batteries.

We recently received preliminary accreditation from the State Intellectual Property Office of the People's Republic of China of certain of our equipment that we use in our cobaltosic oxide and lithium cobalt oxide production process. Meeting the State’s production standards is important to securing our technological leadership position in the People’s Republic of China. The accreditation of the equipment and the associated production process enables us to provide our customers with exact specifications, along with superior quality control, throughout the production process.

Highlights from the Quarter Ended November 30, 2007

In calendar year 2007, we made significant strides in our sales and manufacturing capabilities.  Sales for calendar year 2007 increased approximately 300% from the previous year (we began production and sales of cobaltosic oxide in the PRC only on April 1, 2006). We operate largely on a “just-in-time” basis where demand exceeds supply.  Accordingly, we often do not carry excess inventory.

Concurrent with strides in production and sales, we have also made substantial developments in our research and development endeavors. We have completed our testing and evaluation of our lithium cobalt oxide product and will be taking and filling orders for it commencing the first calendar quarter of 2008.

We have also completed the preliminary trial phase of our tri-component anode product, which when completed, will be safer and able to discharge a stronger electrical current for use with heavier capacity equipment and vehicles.

We have made technological improvements to our production line by adding amalgamation capabilities to it.  We have also hired two new research and development engineers, a graduate researcher and six chemistry graduates to our research and development team.

Results of Operations

The following table sets forth our statements of operations for the six months ended November 30, 2007 and the three months ended November 30, 2007:

	Six-Months Ended		Three-Months Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$9,093,027	$3,023,380	$5,357,190	$1,739,287

Cost of Sales	6,001,286	1,995,431	3,548,070	1,196,081

Gross Profit	3,091,741	1,027,949	1,809,120	543,206

Operating Expenses
General and administrative	696,999	430,488	518,765	337,023
Research and development	86,400	72,187	61,527	60,712
Depreciation	187,640	135,050	94,943	48,533
Total operating expenses	971,039	637,725	675,235	446,268

Operating income	2,120,702	390,224	1,133,885	96,938

Other Income (Expenses)	1,276	-	1,276	-

Income Before Income Taxes and Minority Interest	2,121,978	390,224	1,135,161	96,938

Provision for Income Taxes	(740,303)	(128,774)	(396,679)	(31,989)
Minority Interest	(450,032)	(78,435)	(241,227)	(19,485)

Net Income	931,643	183,015	497,255	45,464

Other Comprehensive Income: Foreign Currency Translation Gain	1,045,833	168,438	381,624	51,847

THE SIX MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2006

Net Revenue

Net revenue for the six months ended November 30, 2007 was $9,093,027, an increase of $6,069,647 or 200.76% from net revenue of $3,023,380 for the comparable period in 2006. The increase in revenue was primarily attributable to increased customer demand for our products and consequently, increased sales.

Cost of Revenue

Cost of revenue for the six months ended November 30, 2007 was $6,001,286, an increase of $4,005,855 or 200.76% from $1,995,431 for the comparable period in 2006. The increase in cost of revenue was primarily attributable to increased production of our products which is in tandem with increased demand for them.

Gross Profit

Gross profit for the six months ended November 30, 2007 was $3,091,741, an increase of $2,063,792 or 200.77% from $1,027,949 for the comparable period in 2006.  The increase in gross profit was primarily due to revenue generated by increased production and sales.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2007 were $696,999, an increase of $266,511 or 61.91% from $430,488 for the comparable period in 2006. The increase was primarily attributable to the hiring of additional personnel and the setup of an administrative office in the United States.

Research and Development Expenses

Research and development expenses for the six months ended November 30, 2007 were $86,400, an increase of $14,213 or 19.69% compared to $72,187 for the comparable period in 2006. The increase was primarily attributable to the hiring of additional research and development personnel.

Depreciation Expenses

Depreciation expenses for the six months ended November 30, 2007 were  $187,640, an increase of $52,590 or 38.94% compared to $135,050 for the comparable period in 2006. The increase in our depreciation expenses is primarily attributable to the acquisition of additional of equipment for our operations.

Income (Loss) From Operations

Income from operations for the six months ended November 30, 2007 was $2,120,702, an increase of $1,730,478 or 443.46% compared to $390,224 for the comparable period in 2006. The increase resulted primarily from the increase in sale of our productions and consequently, our revenue. Also, we had only begun production and sales of cobaltosic oxide in the People’s Republic of China on April 1, 2006 and needed lead time to ramp up our production and sales.

Other Income

Interest income for the six months ended November 30, 2007 was  $1,276. The Company had no interest income for the comparable period in 2006. The increase resulted primarily from interest income derived from cash in our bank accounts.

 Income Taxes

Provision for income tax expenses was $740,303 for the six months ended November 30, 2007, an increase of $611,529 or 490.11% as compared to $128,774 for the comparable period in 2006.  The increase resulted primarily from the increase in our revenue due to increased sales.

Minority Interest

The minority interest for the six months ended November 30, 2007 was $450,032, an increase of $371,597 or 473.76% as compared to $78,435 for the comparable period in 2006.

Foreign Currency Translation Gain

The foreign currency translation gain for the six months ended November 30, 2007 was $1,045,833, an increase of $877,395 or 520.90% as compared to $168,438 for the comparable period in 2006.  The increase resulted from the increase in value of the Renminbi against the U.S. dollar.  This updated Renminbi valuation of DLX’s assets and liabilities resulted in this gain.

Net Income

Net income for the six months ended November 30, 2007 was $931,643, an increase of $748,628 or 409.05% as compared to $183,015 for the comparable period in 2006.

THE THREE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2006

Net Revenue

Net revenue for the three months ended November 30, 2007 was $5,357,190, an increase of $3,617,903 or 208.01% from net revenue of $1,739,287 for the comparable period in 2006.  The increase resulted from increased customer demand and sales.

Cost of Revenue

Cost of revenue for the three months ended November 30, 2007 was $3,548,070, an increase of 2,351,989 or 196.64% from $1,196,081 for the comparable period in 2006.  The increase resulted directly from increased production of our products which is in tandem with increased demand for them.

Gross Profit

Gross profit for the three months ended November 30, 2007 was $1,809,120, an increase of $1,265,914 or 233.04% from $543,206 for the comparable period in 2006. The increase in gross profit was primarily due to revenue generated by increased customer demand and production, and consequently increased sales of our products.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2007 were $518,765, an increase of $181,742 or 53.93% from $337,023 for the comparable period in 2006.  The increase was primarily attributable to the hiring of additional personnel and the costs in setting up an administrative office in the United States.

Research and Development Expenses

Research and development expenses for the three months ended November 30, 2007 were $61,527, an increase of $815 or 1.34% compared to $60,712 for the comparable period in 2006. The increase is primarily the result of hiring of additional research and development personnel.

Depreciation Expenses

Depreciation expenses for the three months ended November 30, 2007 were $94,943, an increase of $46,410 or 95.63% compared to $48,533 for the comparable period in 2006.  This increase is primarily attributable to our acquisition of more equipment for our operations.

Income (Loss) From Operations

Income from operations for the three months ended November 30, 2007 was $1,133,885, an increase of $1,036,947 or 1069.70% compared to $96,938 for the comparable period in 2006.  The increase resulted primarily from the increase in sales and revenue.  Also, we had only begun production and sales of cobaltosic oxide in the People’s Republic of China on April 1, 2006 and needed lead time to ramp up our production and sales.

Other Income

Interest income for the three months ended November 30, 2007 was $1,276. We had no interest income for the comparable period in 2006. The increase resulted primarily from interest income derived from cash in our bank accounts.

Income Taxes

Provision for income tax expenses was $396,679 for the three months ended November 30, 2007, an increase of $364,690 or 1140.05% as compared to $31,989 for the comparable period in 2006.

Minority Interest

The minority interest for the three months ended November 30, 2007 was $241,227, an increase of $221,742 or 1138.01% as compared to $19,485 for the comparable period in 2006.

Foreign Currency Translation Gain

The foreign currency translation gain for the three months ended November 30, 2007 was $381,624, an increase of $329,777 or 636.06% as compared to $51,847 for the comparable period in 2006.  The increases resulted from the increase in the value of the Renminbi against the U.S. dollar. This updated Renminbi valuation of DLX’s assets and liabilities resulted in this gain.

Net Income

Net income for the three months ended November 30, 2007 was $497,255, an increase of $451,791 or 993.73% as compared to $45,464 for the comparable period in 2006.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalent were $813,163 at the beginning of the six months ended November 30, 2007 and increased to $2,444,688 by the end of such period, an increase of $2,174,096 or 803.46% from $270,592 for the same period in 2006.

Net cash provided by operating activities

Net cash provided by our operating activities was $1,580,235 for the six months ended November 30, 2007, an increase of $2,249,079 or 336.26% as compared to net cash of $(668,844) for the same period in 2006.  This increase was due primarily to the growth in sales revenue with the decrease in accounts receivable by $1,673,161, the increase in value-added tax payable by $403,481, and the increase in other payable and accrued liabilities by $333,774, partially offset by the decrease in accounts payable by $441,807, decrease in customer deposits by $693,937, and decrease in income tax payable by $69,359 in this period.

Net cash used in investing activities

Net cash used in investing activities was $(470) for the six months ended November 30, 2007, an increase of $54,934 or 99.15% from $(55,404) for the same period in 2006. The increase was primarily attributable to the purchase of equipment.

Net cash used in financing activities

There was no net cash generated from financing activities for the six months ended November 30, 2007, as compared to $743,621 for the same period in 2006 because there were no advances from related parties.

Income Taxes

Income tax expense was $809,662 for the six months ended November 30, 2007, an increase of $804,780 or 164.85% compared to $4,882 for the same period in 2006. The increase resulted primarily from the increase in income from operations.

Foreign currency translation adjustment

Foreign currency translation adjustment resulted in $51,760 for the six months ended November 30, 2007, an increase of $7,469 or 16.86% compared to $44,291 for the same period in 2006.

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

General

We believe that we currently have sufficient income generated from our operations to meet our operating and/or capital needs.

However, we will continue to evaluate various sources of capital to meet our growth requirements. Such sources will include debt financings, the issuance of equity securities, and entrance into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Contractual Obligations and Commitments

We leased an office premise under a non-cancelable operating lease agreement for a period of eight years, due July 25, 2010. The annual lease payment is $6,582.

On June 9, 2007, our subsidiary, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLX is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years.  As of November 30, 2007, DLX had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

We have disclosed in Note 3 to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein.

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue is recognized when products are delivered to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance.

We are subject to Valued Added Tax (“VAT”) which is levied on the majority of the products of DLX at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by us in addition to the invoiced value of purchases to the extent not refunded for export sales.

Starting April 1, 2006, we commenced the production and sales of cobaltosic oxide in the PRC.

Income Taxes

We account for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods . ” We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

We also account for income tax using SFAS No. 109 “Accounting for Income Taxes,” which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the periods of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is the United States dollar ("US dollars"). Our subsidiary in the PRC, maintains its books and records in its local currency, the Renminbi (“RMB”), which is the primary currency of the economic environment in which it operates.

In general, for consolidation purposes, assets and liabilities of our subsidiaries whose functional currency is not the US dollar are translated into US dollars, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective period:

	2007	2006

Months end RMB:US$ exchange rate	7.3919	7.8400
Average monthly RMB:US$ exchange rate	7.5065	7.9200

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

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer, Wang Bin, and our Principal Financial and Accounting Officer, Ming Fen Liu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which are those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the us, in the reports we file under the Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures may include, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that as of November 30, 2007 our disclosure controls and procedures were effective.

During the quarter ended November 30, 2007, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002 *

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002 *

32	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002 *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHINA SUN GROUP HIGH-TECH CO.

Date: January 14, 2008	By:	/s/ Bin Wang
Name: Bin Wang
Title: President, Chief Executive Officer and Chairman