Form 10QSB
period 2008-02-29
CHINA SUN GROUP HIGH-TECH CO
filed 2008-04-14
CIK 1298195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □
No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,422,971 shares of Common Stock, $.001 par value, were outstanding as of  April 14, 2008

Transitional Small Business Disclosure Format:  Yes   □ No   ☒

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 29, 2008 AND MAY 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	February 29, 2008	May 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,045,630	$813,163
Accounts receivable, net	436,610	4,754,929
Inventories	585,544	1,932
Deposits and prepayments	1,415	-

Total current assets	11,069,199	5,570,024

Property, plant and equipment, net	11,917,521	10,774,216

TOTAL ASSETS	$22,986,720	$16,344,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$777,865	$595,941
Customers deposits	5,633	688,448
Value added tax payable	1,011,835	229,897
Income tax payable	577,089	810,413
Other payables and accrued liabilities	911,256	278,714

Total liabilities	3,283,678	2,603,413

MINORITY INTEREST	5,281,847	3,994,658

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of February 29, 2008 and May 31, 2007	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,422,971 shares issued and outstanding as of February 29, 2008 and May 31, 2007	43,423	43,423
Additional paid-in capital	9,595,204	9,595,204
Accumulated other comprehensive income	2,015,826	225,808
Retained earnings (accumulated deficits)	2,766,742	(118,266)

Total stockholders’ equity	14,421,195	9,746,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,986,720	$16,344,240

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2008
AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Three months ended February		Nine months ended February
	29, 2008	28, 2007	29, 2008	28, 2007

REVENUE, NET	$7,106,959	$2,661,696	$16,199,986	$5,685,076

COST OF REVENUES	4,528,705	1,888,930	10,529,991	4,156,086

GROSS PROFIT	2,578,254	772,766	5,669,995	1,528,990

OPERATING EXPENSES (INCOME):
General and administrative	9,706	594,981	777,691	781,066
Reversal of allowance for doubtful accounts	(574,190)	-	(574,190)	-
Research and development	1,701	17,559	88,101	72,424
Depreciation	61,871	65,057	178,525	190,107
Total operating expenses (income)	(500,912)	677,597	470,127	1,043,597

INCOME FROM OPERATIONS	3,076,166	95,169	5,199,868	485,393

OTHER INCOME:
Interest income	7,035	-	8,311	-
INCOME BEFORE INCOME TAXES	3,086,201	95,169	5,208,179	485,393

Income tax expense	(295,679)	(200,309)	(1,035,982)	(267,977)

INCOME (LOSS) BEFORE MINORITY INTEREST	2,790,522	(105,140)	4,172,197	217,416

Minority interest	(837,157)	(108,004)	(1,287,189)	(156,441)

NET INCOME (LOSS)	$1,953,365	$(213,144)	$2,885,008	$60,975

Other comprehensive income (loss):
- Foreign currency translation gain	744,185	4,685	1,790,018	7,030

COMPREHENSIVE (LOSS) INCOME	$2,697,550	$(208,459)	$4,675,026	$68,005

Net income (loss) per share – basic and diluted	$0.05	$(0.01)	$0.07	$0.00

Weighted average number of shares outstanding during the period – basic and diluted	43,422,971	33,358,948	43,422,971	20,777,778

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

	Nine months ended February
	29, 2008	28, 2007
Cash flows from operating activities:
Net income	$2,885,008	$60,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	287,878	278,816
Minority interest	1,287,189	156,441
Reversal of allowance for doubtful accounts	(574,190)	-
Stock based compensation	-	450,000
Change in operating assets and liabilities:
Accounts receivable, trade	5,075,443	(4,405,500)
Inventories	(562,911)	147,382
Deposits and prepayments	(1,365)	433,912
Accounts payable, trade	133,515	2,074,366
Customers deposits	(707,271)	-
Value added tax payable	738,183	327,168
Income tax payable	(282,215)	255,106
Other payables and accrued liabilities	608,120	283,318
Net cash provided by operating activities	8,887,384	61,984

Cash flows from investing activities:
Purchase of property, plant and equipment	(42,264)	(17,934)
Net cash used in investing activities	(42,264)	(17,934)

Cash flows from financing activities:
Repayment of advances to a related party	4,740	101,084
Net cash provided by financing activities	4,740	101,084

Foreign currency translation adjustment	382,607	7,030

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,232,467	152,164

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	813,163	207,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,045,630	$359,428

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,318,198	$16,842
Cash paid for interest expenses	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Stocks issued for service rendered	$-	$450,000

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Convertible preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	(Accumulated deficit) retained earnings	Total stockholders’ equity
Balance as of May 31, 2007	-	$-	43,422,971	$43,423	$9,595,204	$225,808	$(118,266)	$9,746,169

Net income for the period	-	-	-	-	-	-	2,885,008	2,885,008

Foreign currency translation adjustment	-	-	-	-	-	1,790,018	-	1,790,018
Balance as of February 29, 2008	-	$-	43,422,971	$43,423	$9,595,204	$2,015,826	$2,766,742	$14,421,195

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

NOTE - 1     BASIS OF PRESENTATION

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

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended May 31, 2007.

NOTE - 2     ORGANIZATION AND BUSINESS BACKGROUND

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

On February 28, 2007, the Company completed a stock exchange transaction with Da Lian Xin Yang High-Tech Development Co., Ltd. (“DXL”). DXL was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on August 8, 2000 with its principal place of business in Da Lian City, Liaoning Province, the PRC. Upon completion of the exchange, DXL became a majority-owned subsidiary of CSGH and the former owners of DXL then owned 93% of the issued and outstanding shares of the Company.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CSGH whereby DXL is deemed to be the accounting acquirer (legal acquiree) and CSGH to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of DXL, with the assets and liabilities, and revenues and expenses, of CSGH being included effective from the date of the stock exchange transaction. CSGH is deemed to be a continuation of the business of DXL. Accordingly, the accompanying condensed consolidated financial statements include the following:

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

CSGH and DXL are hereinafter referred to as (the “Company”).

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

The Company, through its subsidiary, DXL, principally engages in the production and sales of cobaltosic oxide, which is the primary raw material used in lithium ion rechargeable batteries.

NOTE - 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is subject to Valued Added Tax (“VAT”) which is levied on the majority of the products of DXL at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Starting April 1, 2006, the Company commenced the production and sales of cobaltosic oxide in the PRC.

●	Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor and manufacturing overhead.

●	Shipping and handling costs

Shipping and handling costs, associated with the distribution of products to customers, are recorded in costs of revenue and are recognized when the related product is shipped to the customer. No such costs are incurred for the nine months ended February 29, 2008 and February 28, 2007.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)
●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. As of February 29, 2008, an allowance for doubtful accounts of $239,488 was provided.

●	Inventories

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of February 29, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment

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

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of February 29, 2008.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

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
The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts its major business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share.”  Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

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

The reporting currency of the Company is the United States dollar (“US$”). The Company's subsidiaries in the PRC, maintain their books and records in its local currency, the Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:
	2008	2007

Months end RMB: US$ exchange rate	7.1022	7.3919
Average monthly RMB: US$ exchange rate	7.3616	7.5065

●	Related parties

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

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

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

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

NOTE-  4     ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has made a reversal of the allowance for doubtful accounts of $574,190 for the nine months ended February 29, 2008.

	As of
	February 29, 2008	May 31, 2007
		(audited)

Accounts receivable, gross	$676,098	$5,532,760

Less: allowance for doubtful accounts	(239,488)	(777,831)
Accounts receivable, net	$436,610	$4,754,929

NOTE - 5     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of:
	As of
	February 29, 2008	May 31, 2007
		(audited)

Building	$6,632,855	$6,308,373
Plant and machinery	5,177,988	4,889,431
Office equipment	166,701	155,042
Motor vehicle	35,979	34,509
Foreign translation difference	876,018	1,793
	12,889,541	11,389,148

Less: accumulated depreciation	(915,648)	(605,771)
Less: foreign translation difference	(56,372)	(9,161)
Property, plant and equipment, net	$11,917,521	$10,774,216

Depreciation expenses for the three months ended February 29, 2008 and February 28, 2007 were $100,147 and $143,766, respectively.

Depreciation expenses for the nine months ended February 29, 2008 and February 28, 2007 were $287,878 and $278,816 respectively.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

NOTE - 6     OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:
	As of
	February 29, 2008	May 31, 2007
		(audited)

Government levies payable	$48,356	$15,071
Rent payable	5,280	45,926
Salary and welfare payable	614,025	136,954
Accrued expenses	243,595	80,763
Other payables and accrued liabilities	$911,256	$278,714

NOTE - 7     MINORITY INTEREST

In connection with the stock exchange transaction as fully described in Note 2, the Company granted to DXL’s 30%-controlling owners of the two (2) years option for the subscription and purchase of the additional 10,000,000 new shares of common stock of CRFU in exchange for RMB 38,100,000, equivalent to 30% of the registered capital of DXL.

Pro forma financial information

The following summarized pro forma results of operations for the nine months ended February 29, 2008. In preparing this pro forma information we assumed that the exercise of the option for the subscription and purchase of an additional 10,000,000 newly issuable shares of common stock of CSGH had occurred as of June 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indications of the result of operations which actually would have resulted had the exercise of the option occurred as of June 1, 2006.

	Nine months ended February
	29, 2008	28, 2007

Net income attributable to holders of common stock	$4,172,197	$217,416
Weighted average common shares outstanding – basic and diluted	53,422,971	30,777,778
Net income per common share – basic and diluted	$0.08	$0.01

NOTE - 8     INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from its PRC operations through DXL, its subsidiary and has recorded income tax expense for the nine months ended February 29, 2008 and February 28, 2007.

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

The components of income (loss) before income taxes and minority interest separating U.S. and PRC taxes are as follows:

	Nine months ended February
	29, 2008	28, 2007

Loss subject to U.S. tax	$(118,433)	$-
Income subject to the PRC tax	4,496,941	485,393
Income before income taxes and minority interest	$4,378,508	$485,393

United States of America

The Company is registered in the State of Delaware and is subject to the tax laws of the United States of America.

As of February 29, 2008, the operation in the United States of America incurred $118,433 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $40,267 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. DLX will be entitled to the tax rate reduction from 33% to 25% that may impact the carrying value of deferred tax assets as a result of new tax rate.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes and minority interest of PRC operations for the nine months ended February 29, 2008 and February 28, 2007 are as follows:

	Nine months ended February
	29, 2008	28, 2007

Income before income taxes and minority interest	$5,208,179	$485,393
Income tax rate (33% in 2007 and 25% in 2008)	28%	33%
	$1,458,290	$160,180
Add: items not deductible to taxes
- Provision and accrued expenses	(422,308)	107,797
Income tax expenses	$1,035,982	$267,977

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

Its effective income tax rates for the nine months ended February 29, 2008 and February 28, 2007 were 24% and 55%. Income taxes payable as of February 29, 2008 and February 28, 2007 consists of The PRC income tax of $577,089 and $810,413.

NOTE - 9     CAPITAL TRANSACTIONS

On February 28, 2007, the Company completed a stock exchange transaction with the equity owners of DXL. 30,000,000 shares of common stock were issued in exchange for 70% interest of DXL and 9,500,000 shares of common stock were transferred from the former shareholder to DXL’s owner, representing 93% of CRFU’s outstanding common stock.

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

As of February 29, 2008, the number of outstanding shares of the Company’s common stock was 43,422,971.

NOTE - 10   CONCENTRATIONS AND RISKS

100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were generated from customers located in the PRC.

(a) Major customers

For the three months ended February 29, 2008, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts Receivable
Customer A	$3,547,027	50%	$42,069
Customer B	2,424,919	34%	-
Total:	$5,971,946	84%	$42,069

For the nine months ended February 29, 2008, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts Receivable
Customer A	$6,538,733	40%	$42,069
Customer B	3,408,014	21%	-
Customer D	2,508,647	16%	436,807
Customer C	2,151,570	13%	-
Total:	$14,606,964	90%	$478,876

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

For the three months ended February 28, 2007, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts Receivable
Customer A	$1,396,988	52%	$2,529,239
Customer B	601,310	23%	882,087
Customer C	290,760	11%	872,279
Total:	$2,289,058	86%	$4,283,605

For the nine months ended February 28, 2007, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts Receivable
Customer A	$2,782,638	49%	$2,529,239
Customer B	1,803,929	32%	882,087
Customer C	872,279	15%	872,279
Total:	$5,458,846	96%	$4,283,605

(b)	Major vendors

For the three months ended February 29, 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Purchases	Percentage of purchases	Accounts Payable
Vendor A	$1,929,411	48%	$427,489
Vendor B	1,587,578	40%	332,938
Total	$3,516,989	88%	$760,427

CHINA SUN GROUP HIGH-TECH CO.
(Formerly Capital Resource Funding, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(Currency expressed in United States Dollars (“US$”)
(unaudited)

For the nine months ended February 29, 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Purchases	Percentage of purchases	Accounts payable
Vendor A	$5,743,323	45%	$444,927
Vendor B	3,432,917	27%	321,207
Vendor C	3,096,513	24%	-

Total	$12,272,753	96%	$766,134

For the three months ended February 28, 2007, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Purchases	Percentage of purchases	Accounts payable
Vendor A	$248,732	18%	$1,719,126

For the nine months ended February 28, 2007, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Purchases	Percentage of purchases	Accounts payable
Vendor A	$746,196	18%	$1,719,126

(c)           Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)         Exchange rate risk

The reporting currency of the Company is the US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against the US$, the value of the RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE - 11   COMMITMENT

1.	The Company leased an office premise under a non-cancelable operating lease agreement for a period of eight years, due July 25, 2010. The annual lease payment is $6,792.

2.
On June 9, 2007, the Company’s subsidiary, DXL entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DXL is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of February 29, 2008, the Company had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

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

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

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

 Overview

We were incorporated in North Carolina on February 2, 2004 and have since undergone a change in business. In February 2007, we acquired a 70% ownership interest in Da Lian Xin Yang High-Tech Development Co. Ltd. ("DLX"), a corporation organized and existing under the laws of the People’s Republic of China, through a share exchange which was consummated on February 28, 2007. In August 2007, our shareholders approved our reincorporation in the State of Delaware and our name change from “Capital Resource Funding, Inc.” to “China Sun Group High-Tech Co.” Currently, our only operations are conducted through DLX, which engages in the business of manufacturing and selling cobaltosic oxide products. These products are primarily manufactured, marketed, and sold in the People’s Republic of China, South Korea and Japan.

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

Highlights from the Quarter Ended February 29, 2008

In the fiscal year 2008, we made significant strides in our sales and manufacturing capabilities.  Sales for the first nine months of fiscal year 2008 increased approximately 185% from same period of the previous year (we began production and sales of cobaltosic oxide in the PRC only on April 1, 2006). We operate largely on a “just-in-time” basis where demand exceeds supply.  Accordingly, we often do not carry excess inventory.

Concurrent with strides in production and sales, we have also made substantial developments in our research and development endeavors. We have completed our testing and evaluation of our lithium cobalt oxide product and in February 2008 started batch production. We sent lithium cobalt oxide to Shenzhen Ping Bu Technology Electronic Co. Ltd. on February 25, 2008 and conducted trial production with 10kg of lithium colbalt oxide. We will begin filling orders in May 2008.

We have also completed the preliminary trial phase of our tri-component anode product, which when completed, will be safer and able to discharge a stronger electrical current for use with heavier capacity equipment and vehicles and receive approval and completed research on developing techniques for a wet melting process for the nickel, colbalt and manganese in the ternary material.

We have made technological improvements to our production line by adding amalgamation capabilities to it.  We have also hired two new research and development engineers, a graduate researcher and six chemistry graduates to our research and development team. In February 2008, we organized an R&D project team with a postgraduate technician as a team leader and three chemistry graduates as members to research the battery anode material, lithium manganese. This team has already commenced such research.

Results of Operations

The following table sets forth our statements of operations for the nine months ended February 29, 2008 and the three months ended February 29, 2008:

THE NINE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2007

Net Revenue
Net revenue for the nine months ended February 29, 2008 was $16,199,986, an increase of $10,514,910 or 185% from net revenue of $ 5,685,076 for the comparable period in 2007. The increase in revenue was primarily attributable to increased customer demand for our products and consequently, increased sales.

Cost of Revenue

Cost of revenue for the nine months ended February 29, 2008 was $10,529,991, an increase of $6,373,905 or 153% from $4,156,086 for the comparable period in 2007. The increase in cost of revenue was primarily attributable to increased production of our products which is in tandem with increased demand for them.

Gross Profit

Gross profit for the nine months ended February 29, 2008 was $5,669,995, an increase of $4,141,005 or 271% from $1,528,990 for the comparable period in 2007.  The increase in gross profit was primarily attributable to revenue generated by increased production and sales.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 29, 2008 were $777,691, a decrease of $3,375 or 0.43% from $781,066 for the comparable period in 2007. The decrease was primarily attributable to the stricter expense control.

Research and Development Expenses

Research and development expenses for the nine months ended February 29, 2008 were $88,101, an increase of $15,677 or 22% from $72,424 for the comparable period in 2007. The increase was primarily attributable to the hiring of additional research and development personnel.

Depreciation Expenses

Depreciation expenses for the nine months ended February 29, 2008 were $178,525, a decrease of $11,582 or 6% from $190,107 for the comparable period in 2007. The decrease in our depreciation expenses is primarily attributable to the full depreciation provision already made for some office equipment.

Income (Loss) From Operations

Income from operations for the nine months ended February 29, 2008 was $5,199,868, an increase of $4,714,475 or 971% from $485,393 for the comparable period in 2007. The increase resulted primarily from the increased customer demand for our products and consequently, increased sales.

Other Income

Interest income for the nine months ended February 29, 2008 was $8,311. The Company had no interest income for the comparable period in 2007. The increase resulted primarily from interest income derived from cash in our bank accounts.

 Income Taxes

Provision for income tax expenses was $1,035,982 for the nine months ended February 29, 2008, an increase of $768,005 or 287% from $267,977 for the comparable period in 2007.  The increase resulted primarily from the increase in our revenue due to increased sales.

Minority Interest

The minority interest for the nine months ended February 29, 2008 was $1,287,189, an increase of $1,130,748 or 723% from $156,441 for the comparable period in 2007.

Foreign Currency Translation Gain

The foreign currency translation gain for the nine months ended February 29, 2008 was $1,790,018, an increase of $1,782,988 or 25363% from $7,030 for the comparable period in 2007.  The increase resulted from the increase in value of the Renminbi against the U.S. dollar.  This updated Renminbi valuation of DLX’s assets and liabilities resulted in this gain.

Net Income

Net income for the nine months ended February 29, 2008 was $2,885,008, an increase of $2,824,033 or 4631% from $60,975 for the comparable period in 2007.

THE THREE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2007

Net Revenue

Net revenue for the three months ended February 29, 2008 was $7,106,959, an increase of $4,445,263 or 167% from $2,661,696 for the comparable period in 2007.  The increase resulted from increased customer demand and sales.

Cost of Revenue

Cost of revenue for the three months ended February 29, 2008 was $4,528,705, an increase of $2,639,775 or 140% from $1,888,930 for the comparable period in 2007.  The increase resulted directly from increased production of our products which is in tandem with increased demand for them.

Gross Profit

Gross profit for the three months ended February 29, 2008 was $2,578,254, an increase of $1,805,488 or 234 % from $772,766 for the comparable period in 2007. The increase in gross profit was primarily due to revenue generated by increased customer demand and production, and consequently increased sales of our products.

General and Administrative Expenses

General and administrative expenses for the three months ended February 29, 2008 were $9,706, a decrease of $585,275 or 98% from $594,981 for the comparable period in 2007.  The decrease was primarily attributable to the stricter expense control.
.
Research and Development Expenses

Research and development expenses for the three months ended February 29, 2008 were $1,701, a decrease of $15,858 or 90% from $17,559 for the comparable period in 2007. The decrease was primarily attributable to the stricter cost control.

Depreciation Expenses

Depreciation expenses for the three months ended February 29, 2008 were $61,871, a decrease of $3,186 or 4.9 % from $65,057 for the comparable period in 2007.  This decrease is primarily attributable to the full depreciation provision already made for some office equipment.
.
Income (Loss) From Operations

Income from operations for the three months ended February 29, 2008 was $3,076,166, an increase of $2,980,997 or 3132% from $95,169 for the comparable period in 2007.  The increase resulted primarily from the increased customer demand for our products and consequently, increased sales.
 .
Other Income

Interest income for the three months ended February 29, 2008 was $7,035. We had no interest income for the comparable period in 2007. The increase resulted primarily from interest income derived from cash in our bank accounts.

Income Taxes

Provision for income tax expenses was $295,679 for the three months ended February 29, 2008, an increase of $95,370 or 47.6% from $200,309 for the comparable period in 2007.

Minority Interest

The minority interest for the three months ended February 29, 2008 was $837,157, an increase of $ 729,153 or 675% from $108,004 for the comparable period in 2007.

Foreign Currency Translation Gain

The foreign currency translation gain for the three months ended February 29, 2008 was $744,185, an increase of $739,500 or 15784% from $4,685 for the comparable period in 2007.  The increases resulted from the increase in the value of the Renminbi against the U.S. dollar. This updated Renminbi valuation of DLX’s assets and liabilities resulted in this gain.

Net Income

Net income for the three months ended February 29, 2008 was $1,953,365, an increase of $2,166,509 or 1016% as compared to the net loss of $213,144 for the comparable period in 2007.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalent were $813,163 at the beginning of the nine months ended February 29, 2008 and increased to $10,045,630 by the end of such period, an increase of $9,232,467 or 1135.38%.  This net change in cash and cash equivalents represented an increase of 5967% or $9,080,303 from $152,164 for the comparable period in 2007.

Net cash provided by operating activities

Net cash provided by our operating activities was $8,887,384 for the nine months ended February 29, 2008, an increase of $8,825,400 or 14238% as compared to net cash of $61,984 for the same period in 2007.  This increase was due primarily to the growth in sales revenue with the settlement in accounts receivable by $5,075,443, the increase in value-added tax payable by $738,183, and the increase in other payable and accrued liabilities by $608,120, and the increase in accounts payable by $133,515, partially offset by decrease in customer deposits by $707,271, and decrease in income tax payable by $282,215 in this period.

Net cash used in investing activities

Net cash used in investing activities was $42,264 for the nine months ended February 29, 2008, an increase of $24,330 or 136% from $17,934 for the same period in 2007. The increase was primarily attributable to the purchase of equipment.

Net cash used in financing activities

Net cash generated from financing activities was $4,740 for the nine months ended February 29, 2008, a decrease of $96,344 or 95% from $101,084 for the same period in 2007. The decrease was primarily attributable to the reduced advances from related parties.

Income Taxes

Income tax expense was $1,035,982 for the nine months ended February 29, 2008, an increase of $768,005 or 287% from $267,977 for the same period in 2007. The increase resulted primarily from the increase in income from operations.

Foreign currency translation adjustment

Foreign currency translation adjustment resulted in $382,607 for the nine months ended February 29, 2008, an increase of $375,577 or 5342% compared to $7,030 for the same period in 2007.

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

Material Commitments for Capital Expenditures

Currently, we own the prospecting and mining rights of a cobalt mine in Congo. We plan to start the construction of a processing plant in Congo in the second quarter of the 2009 fiscal year. We anticipate that the construction of the plant will cost approximately $2,000,000 to $3,000,000.

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

Contractual Obligations and Commitments

We leased an office premise under a non-cancelable operating lease agreement for a period of eight years, due July 25, 2010. The annual lease payment is $6,792.

On June 9, 2007, our subsidiary, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLX is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years.  As of February 29, 2008, DLX had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Item 3.	Controls and Procedures.

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer, Wang Bin, and our Principal Financial and Accounting Officer, Ming Fen Liu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which are those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the us, in the reports we file under the Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures may include, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to the our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that as of February 29, 2008, our disclosure controls and procedures were effective.

During the quarter ended February 29, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 2.                      Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Securities Holders

On January 31, 2008, Bin Wang, Zhi Li and Jiao Wang, holders of an aggregate of 25,500,000 shares of our common stock, par value $.001 per share (the “Common Stock) and accordingly, a majority of our then issued and outstanding shares of Common Stock (comprising 43,422,971 shares of Common Stock), executed a unanimous written consent to action in accordance with the Delaware General Corporation Law to:

(i)	amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 shares to 500,000,000 shares; and
(ii)	amend our Certificate of Incorporation to increase the number of authorized shares of our preferred stock, par value $.001 per share from 10,000,000 shares to 50,000,000 shares.

Pursuant to such written consent, we filed a Preliminary Information Statement on Schedule 14C with the SEC on February 1, 2008 followed by a Definitive Information Statement on Schedule 14C with the SEC on March 13, 2008.

We also caused to be printed and mailed the same Information Statement to all our stockholders as of the record date of January 31, 2008.  The abovementioned  amendment will only be effective 20 days after the mailing of the Information Statement on March 18, 2008, which will be on or about April 7, 2008.

Item 5.                      Other Information.

None.

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

CHINA SUN GROUP HIGH-TECH CO.

April 14, 2008	By:	/s/ Bin Wang
Bin Wang
President, Chief Executive Officer and Chairman