Form 10-K
period 2008-05-31
CHINA SUN GROUP HIGH-TECH CO
filed 2008-08-22
CIK 1298195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to___________________________

Commission file number: 333-118259

CHINA SUN GROUP HIGH-TECH CO.
(Exact name of registrant as specified in its charter)

Delaware	54-2142880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1 Hutan Street, Zhongshan District Dalian, P.R. China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +86  (411) 8289-7752

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.☐ Yes    ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes                                ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of August 19, 2008 was approximately $28,453,720.13 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 19, 2008, there were 53,422,971 issued and outstanding shares of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal years ended December 24, 1980).

PART I

Item 1.    Business
History

We were incorporated in North Carolina on February 2, 2004 to engage in the business of commercial finance brokerage and consulting. Prior to the Exchange, we were engaged in the commercial finance brokerage and consulting business.

Dalian Xinyang High-Tech Development Co. Ltd (the “DLXY”) was registered as a limited liability company in the People’s Republic of China on August 8, 2000 with its principal place of business in Dalian City, Liaoning Province, the People’s Republic of China. Its initial registered capital was Renminbi Yuan (“RMB”) 5,500,000 (equivalent to US$665,037), contributed by Sun Group High Technology Development Co., Ltd, a limited liability company registered in Dalian City, Liaoning Province, the People’s Republic of China, and Ms. Li Zhi, a citizen of the People’s Republic of China. Prior to April 2006, DLXY’s principal activity was acting as a research center to develop technologically feasible nanometers to be used in lithium batteries and generated no revenue. It was considered as a development stage company. In April 2006, DLXY began production and sales of cobaltosic oxide which is used as the anode of high capacity lithium ion rechargeable batteries. Sales are made primarily to battery manufacturers. Currently, all of DLXY’s operations and customers are located in the People’s Republic of China.

On July 6, 2005, $13,126,609 (RMB 100,500,000) in capital was contributed by its two existing investors and one new investor, Ms. Wang Jiao, in the forms of cash and property that included the production facilities located in Dalian City. On May 10, 2006, these three shareholders transferred all of their ownership interests in DLXY to Ms Feng Guimei, Mr. Li Gang and Mr. Kan Yang who are all citizens of the People’s Republic of China.

On February 28, 2007, we completed the Exchange pursuant to the Plan of Exchange, by and among us, DLXY, the DLXY Shareholders, and David Koran. Under the Agreement, (1) Mr. Wang Bin received 9,500,000 shares of our common stock from Mr. Koran for $600,000 in cash, paid for by DLXY and (2) the DLXY Shareholders received (a) 30,000,000 shares of our newly issued common stock in exchange for a 70% ownership interest in DLXY and (b) a two year non-transferable option to purchase 10,000,000 shares of our common stock for an aggregate purchase price of RMB 31,800,000. As a result, we under went a change in control, whereby the DLXY Shareholders now own an aggregate of 39,500,000 shares, representing 93% of our common stock issued and outstanding.

On August 24, 2007, DLXY was reincorporated from North Carolina to Delaware and changed its name to China Sun Group High-Tech Co. The par value of common stock of China Sun Group High-Tech Co. is $0.001 per share.

Business

DLXY is a large producer of cobaltosic oxide and lithium cobalt oxide, both anode materials for lithium ion batteries. According to the China Battery Industry Association, which conducts research of and puts forth reports on the battery industry, we have the second largest cobalt series production capacity in the People’s Republic of China. This sizable production capacity will allow DLXY to help meet the growing demand for anode materials as the demand for lithium batteries increases. Lithium batteries are becoming widely used due to its power capacity, long service life, and compatibility with carbon cathode materials, necessary for battery circuitry. The expected growth of the lithium ion battery industry affords DLXY a business opportunity for increasing revenue and growth potential. In addition, DLXY’s current operations are solely in the People’s Republic of China, which provides us with access to low-cost skilled labor, raw materials, machinery and facilities and enables us to price our products competitively in an increasingly price-sensitive market.

DLXY provides a comprehensive selection of cobalt products such as battery cobalt carbonate, nano-level cobaltosic oxide, and high-crystallinity ball lithium cobalt oxide. DLXY also provides substitute products including lithium iron phosphate (LiFePO4) developed through our research and development efforts. DLXY’s two main products, however, are cobaltosic oxide (Co3O4) and lithium cobalt oxide (LiCoO2), which are manufactured in its production facilities that span 24,000 square meters. DLXY has 12 production lines, a research and development facility, and employee housing. Currently, 8 of the 12 productions lines are dedicated to manufacture of cobaltosic oxide, which aggregates to a production capacity of 1,500 tons per year. The remaining 4 production lines are dedicated to manufacturing lithium cobalt oxide, which aggregates to a capacity of 1000 tons per year.

Industry

The lithium ion battery market is a green energy resource. Lithium ion batteries are versatile, compact and light weight, and have high energy density and capacity, high voltage, and excellent energy retention characteristics. These attributes make lithium ion batteries suitable for use in portable devices in particular. Commercially, lithium ion batteries are used in various gadgets, such as mobile phones, PDAs, laptops, and digital cameras and other uses such as electric automobiles and solar and wind energy storage units. It is also used by governments, mainly for military use in submarines, underwater robots, unpiloted airplanes, and space satellites. As the cost/power ratio of lithium-based batteries continues to improve, it is expected that its usage will also extend into other applications.

With the development of other technologies, we foresee that lithium ion batteries will also be widely used in electric bicycles and scooters. The progress in the manufacturing technology of lithium ion batteries, in conjunction with the constant demand for enhanced battery performance and the falling costs of batteries cost will greatly accelerate the use of lithium ion batteries in modern mobile communications, home appliances, electric automobiles, and various government uses. According to the Battery Industry Association of China, the lithium ion battery will become one of the most important sources of chemical power in 21st century. Research and development on the lithium ion battery has been added as a third objective to the People’s Republic of China’s 11th five-year-development project.

The Battery Industry Association of China forecasts that the growing demand for portable products like mobile phones and laptops, will stimulate the lithium ion battery industry in the People’s Republic of China, which is expected to grow at an annual rate of over 30% of annual output, based on units (Source: www.any17.com/newscenter/new/dianchi/2006102405483822.html).  Lithium ion batteries used in such portable products apply lithium cobalt oxide (LiCoO2) as an anode material. The China Battery Industry Association also reports that the aggregate global demand for lithium cobalt oxide is approximately 40,000 to 50,000 tons (Source: www.any17.com/newscenter/new/dianchi/2006102405483822.html). Currently, the People’s Republic of China’s lithium cobalt oxide demand is mainly supplied by overseas suppliers. The China Battery Industry Association writes that from September 2004 to late 2005, the demand for lithium cobalt oxide in China exceeded 10,000 tons, which led to a significant rise in the price of cobalt, a major component in the manufacture of lithium cobalt oxide. As a result of high demand, it is reported that the price of industrial lithium carbonate and battery lithium carbonate also increased in tandem by approximately 50% from September 2004 to late 2005.

Cobalt ore is for anode materials of lithium ion batteries is currently in short supply in the People’s Republic of China (.Source:http://www.xiangmu.com/project/109/1943.html).  In addition, cobaltosic oxide and lithium cobalt oxide continue to develop their presence, thus, presenting DLXY with noteworthy growth potential.

Products

DLXY’s three main products, cobalt carbonate (CoCO3), cobaltosic oxide (Co3O4) and lithium cobalt oxide (LiCoO2) are manufactured in its production facilities, which span 24,000 square meters. DLXY has 12 production lines, a research and development facility, and employee housing. 8 of the 12 productions lines are dedicated to manufacture of cobaltosic oxide, which aggregates to a production capacity of 1,500 tons per year. The remaining 4 production lines are dedicated to manufacturing lithium cobalt oxide, which aggregates to a capacity of 1,000 tons per year. The core technology of CoCO3 is the pressure leaching and high-efficiency extraction. The core technology of nanometer Co3O4 and LiCoO2 is mesh belt calcination.

According to the Battery Industry Association of China, DLXY is the second largest non-governmental manufacturer of hi-tech cobalt salt products in Asia based on tons produced. DLXY’s products and processing capabilities include the production of cobalt ore, cobalt carbonate, nanometer-sized cobaltosic oxide and high-crystalline spherical lithium cobalt oxide which is used lithium batteries. In addition, we specialize in:

•	Hi-pressure leaching technology of raw materials,

•	Hi-performance extraction technology of soluble cobalt salts,

•	Chemical precipitation technology of soluble cobalt salts,

•	Mesh-belt metallurgical powder calcinations,

•	Multilevel selecting technology, and

•	Stable sol and gel technology.

DLXY provides a comprehensive selection of cobalt products such as battery anode cobaltous (cobalt) carbonate, nano-level cobalto cobaltic (cobaltosic) oxide, and high-crystallinity ball lithium cobalt oxide. DLXY also provides substitute products, including ternary anode material (which is composed of lithium cobalt oxide, lithium nickel oxide and lithium manganese oxide) developed through our research and development efforts.

Our series No. is 0/81626 products have awarded the “Top Ten Brand in National Battery Material” by the China Enterprise Brand Development Committee in July, 2008. Additionally, our series No. icp31508-B2306 products were awarded the title of “International Famous Brand” by the China International Quality Assessment and Research Center and China Council for the Promotion of Joint Development of Brand Enterprises in July, 2008.

Currently, DLXY distributes its products directly to customers or through its sales agents.

Customers

Our target market includes lithium ion battery manufacturers, end product users, and lithium series product manufacturers throughout the world. Our initial focus however, is the development of a domestic market in the People’s Republic of China. Once we have gained a sizable share of the Chinese market, we will focus our attention on exporting our products internationally.

In the People’s Republic of China, we have six main customers of our Co3O4, which comprises the bulk of our sales for financial year 2008. These include Hunan Shanshan Advanced Material, CITIC Guoan Mengguli Corporation, Hunan Reshine New Material Co., Ltd., Changzhou PowerGenie Materials Co., Ltd., Xiamen Tungsten Co., Ltd, Beijing Easpring Material Technology Co., Ltd, Shaanxi Applied Physical Chemical Research Institute and ALT Cobalt and Nickel Products (Dalian). Co. Ltd These companies are all the leading battery producers at the lithium ion battery market in the People’s Republic of China. Their combined total purchase capacity is 1000T/month. Our current production capacity is 50T/month. As Co3O4 has a seller’s market in the People’s Republic of China, we believe that these customers will purchase more from us as soon as we increase our production capacity. For the fiscal year ended May 31, 2008, one out of the six main customers accounted for 39% of our total revenue. However, production only began in April 2006. During 2007, we launched different marketing campaigns based on various strategies. We have added several customers such as Zhejiang Tianhong Energy Technology Co., Ltd., Zhejiang Wanma Battery Co., Ltd., Guangzhou Huaneng Battery Co., Ltd. and Shenzhen Sunristar Electronics Co., Ltd. In the international market, we have approached potential customers such as Panasonic, Sanyo, Maxell and Sumsung.

Potential of International Market

The major consuming countries in the global market are Japan and Korea. However, with the improvement of the People’s Republic of China’s production and technology and the market advantage, Japan’s Diacelltec, Sanyo, Sony and Panasonic have successively relocated their production bases to the People’s Republic of China, Korea’s LG, Samsung and SK have also established major procurement centers in the People’s Republic of China.

Korea’s Project Development & Consultation Co., Ltd. (PD&C) has entered into an agentcy agreement with us. Under this agreement, PD&C will find customers in South Korea to buy our products valued at or more than $8 million per year. The term of the agreement is for 2 years.

The potential customers we have approached and have showed strong interest in our products in the international market include: Tanaka, Honjo, HLST, Sanyo, Sony, Panasonic, Nihonkagakusangyo, Maxell, LG, Samsung, SK, Hanhua and Light & Future.

Competition

We compete mainly with other manufacturers of battery anode materials located locally in the People’s Republic of China, as well as from Japan and Korea. Based on our own studies and market analysis, our key competitors are Hunan Haina Advanced Material Co., Ltd., Gansu Jinchuan Group, Henan Guangkuotiandi Cobalt Product Co., Ltd., and Nanjing Hanrui Cobalt Product Co., Ltd.

We believe that we are able to leverage our low-cost advantage to compete favorably with our competitors.  The technological advances made by our research and development group have helped us reduce our costs and increase our productivity. Compared to Korean and Japanese manufacturers, we believe that we are able to source our needs for skilled labor and raw materials locally and economically. We believe that our significant production capacity should translate into greater purchasing power in the future, thereby helping us negotiate lower purchase prices for our raw materials. Furthermore, our proprietary technologies and use of a combination of manual labor and automation at the key stages of the manufacturing process enable us to enhance our production efficiency, resulting in further reduction in the cost, while ensuring high-uniformity and high-quality standards.

Raw Materials

We obtain our raw materials from only a few suppliers. However, there are an abundance of such suppliers available. For the fiscal year ended May 31, 2008, 41% of our raw materials came from one supplier, Aote Gunie Zhi Pin Co., Ltd. To remedy this situation, DLXY purchased interests in a cobalt ore mine in the Congo. For additional details on the purchase of the interests in the cobalt mine in Congo, see Item 7, Management’s Discussion and Analysis or Plan of Operation. Purchase of these interests will provide us with an additional supply of raw material and will also enable us to sell these materials to other enterprises in this industry.

Currently, the export of crude ore is prohibited in Africa. Therefore, building the primary processing plant of cobalt ore in Africa can avoid the export limitation, save freight and ensure a stable supply of raw material. We plan to build such a processing plant of cobalt ore in Congo. Construction will begin in the second quarter of the fiscal year 2009.  Once the processing plant is complete, we will benefit from the reduced costs of raw materials and ensure a stable supply of raw material, which will provide us with a competitive advantage.

According to an article published by the Information Center of the Ministry of Commerce of PRC on May 13, 2007, the contribution of China-Africa trade to Africa’s economic growth reached as high as 20%. In 2006, the amount of China-Africa trade reached $55.5 billion. The People’s Republic of China is the third trading partner of Africa. By the end of 2006, the People’s Republic of China’s investments in Africa had amounted to $11.7 billion and for the first 6 months of 2007, the People’s Republic of China's direct investment to Africa was $0.48 billion. (Source: http://www.sdnews.com.cn/finance/2007/11/5/299763.html). The People’s Republic of China’s key investment fields include agricultural development, machining and manufacture, traffic, communication, water and electricity. In 2006, the People’s Republic of China’s government announced eight measures to promote the development of a China-Africa new strategic partner relationship. Africa has adopted Africa’s Plan to Develop New Partners as its whole development strategy and the People’s Republic of China has signed the bilateral agreement for the promotion and protection of investments with 26 African countries and signed tax treaties to avoid dual taxation with 8 African countries.

The Democratic Republic of Congo has also signed the bilateral economic and trading agreements with 44 countries in the world, including the People’s Republic of China, joined 9 regional organizations including the Economic Community of Central African States, and joined in 14 international and multilateral economic and trading organizations including the International Tin Association and African, Caribbean, & Pacific Countries (ACP). The Democratic Republic of Congo entered into the General Agreement of Tariffs and Trade in 1971 and became a member of WTO in 1995. In 2002, it created a body of investment law which included a policy favorable toward foreign invested enterprise which stipulated that such enterprises with over USD 20,000 in capital can be exempted from taxes for 5 years and such enterprises with USD 1 million in capital are eligible for certain favorable policy treatments. The investment law is currently in the progress of revision.

Intellectual Property

We have filed for a patent on our process of manufacturing active lithium cobalt oxide from the People’s Republic of China’s Patent Bureau and are currently in the review stage of the patent-procurement process.

On August 20, 2004, DLXY applied for the patent of its method of processing active lithium cobalt dioxide at the State Intellectual Property Office of the People’s Republic of China. Upon the preliminary examination, the application conformed to the patent law and the implementation rules.

On April 1, 2005, the State Intellectual Property Office announced this patent application in the official journal of invention and patent according to the patent law.

On September 16, 2005, upon the applicant’s request for substantive examination, the State Intellectual Property Office examined the application in accordance with the patent rights. This patent application has been in the process of substantive examination.

On July 20, 2008, we finally received notification of approval from the State Intellectual Property Office for our patent application pursuant to term 54 of the Patent Law and No. 75 Announcement of Patent Bureau. The patent number and certificate will be formally granted to us on August 27, 2008.

Government Regulation

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. As we conduct our manufacturing activities in the People’s Republic of China, we are subject to the requirements of these environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. We plan to comply with environmental laws and regulations. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental laws and regulations. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

The People’s Republic of China’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of copyright, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

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

The Patent Law covers three kinds of patents, i.e., patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one person has filed patent applications for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB 500,000 or approximately $62,500.

Research and Development

We spent $87,607 and $89,166 on research and development for the fiscal years ended May 31, 2008 and 2007. These research and development (R&D) costs were not added to the purchase price of our products and thus, were not passed along to our customers.

As represented by the foregoing amounts, DLXY has already invested material funds into research and development efforts. We have completed construction of a R&D test and detection center, equipped with detection and test apparatus and instruments. The center is being used to conduct quality controls reviews to provide assurance regarding the quality of our products. In addition, the center conducts research and development to keep abreast of technology and the changing needs of our customers.

With the efforts of our R&D group, we have successfully developed the following three series of nanometer metal products:

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

Our R&D group has also made technological improvements to our production line by increasing the lifetime and performance of mixing bowls used during anode material production. We have developed a new material that enables the mixing bowl to achieve uniform heat conduction and increase the stability of anode materials. As a result of our new innovation, the life cycle of the bowl’s use has been extended from 30 uses per bowl to 180 uses per bowl. At the same time, the working temperature inside the bowl can be raised from 900 degrees C to 1280 degrees C, shortening the calcining time (thermal treatment process) from 6.5 hours to 5 hours.  As a result, we are able to increase production of anode materials while significant lowering our costs.

In March 2008, we unveiled a new white steel, highly efficient, water magnetic iron remover. The remover reduces iron pollution by eliminating large quantities of broken metal bits produced during normal machine operations, hence producing better quality finished end products. The remover is now operational in all our equipment and exceeds environmental protection industry standards.

In April 2008, we announced that our R&D Group has developed a new white steel filter that not only improves air quality in our production facilities by approximately 30%, but also limits the amount of cobalt oxide lost during production. Cobalt oxalate is a raw material used in the formation of cobaltosic oxide. Under normal manufacturing conditions, 3.15 tons of cobalt oxalate may be transformed into approximately 1 ton of cobaltosic oxide. In the process of sintering, impurities turn into new oxides when exposed to air and are released through the exhaust system. Our new white steel filter is located at the bottom part of the exhaust. This filter has a 600-meshwork and a water system. Once the newly formed oxide meets the water meshwork, it drops into a white steel deposit channel. The oxide can then be reclaimed and reused by heating it in a high temperature furnace. This filter may generate approximately 35% more renewable cobalt oxide from the production process.

New Material Development

Our R&D team led by the General Technical Supervisor Cheng Yijing has 14 members in total. The team started the research of the new battery anode material (i.e. ternary anode material) in October 2005. The laboratory test was conducted in May 2006 to examine whether the ternary anode material conformed to industry standards. The test has proved that various technical parameters conformed to the industry standard. After about ten months, the commercial test on the ternary anode material was completed. As a result, in terms of technology, the conditions for mass production of the ternary anode material have matured.  We are currently looking for customers for this product.

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

                  In April 2004, we established a strategic relationship with Northeastern University, located in the People’s Republic of China. Northeastern University is an institution which has research development capabilities that complement ours. Through our collaborative efforts, we will conduct research and development activities to improve on the currently available anode materials which are components of lithium ion batteries. Currently, we are looking into improvements on the latest lithium cobalt oxide technology and are conducting trials of new ternary materials, which are combinations of source anode materials as an alternative to the sole use of cobalt.

                   DLXY plans to continue to align itself with many industry experts and enter into agreements with various research teams at institutes and universities.

Employees

                   As of May 31, 2008, we have 258 employees, comprising 90 full-time employees and 168 part-time employees. Our employees  include 41 people in marketing, 27 in manufacturing, 13 in research and development and quality control, 4 in financial and accounting, and 5 in general management.

Item 1A.               Risk Factors.

Not Applicable.

Item 1B.               Unresolved Staff Comments.

Not Applicable.

Item 2.                  Properties.

                  All land in the People’s Republic of China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for commercial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Corporate Headquarters

                   Our corporate headquarters are located on leased premises at 1 Hutan Street, Zhongshan District, Dalian, the People’s Republic of China. These offices encompass approximately 1,987 square meters. The lease term ends on 2046. The land use agreement has a 50-year term which expires in May 2049. The annual lease payment is 50,000 RMB/year.

Operating Facility

                   All of our operations are located on premises at Gan Jing Zi Hi-Tech Park, Dalian, the People’s Republic of China. This facility consists of approximately 258,240 square feet. The land use agreement has a 50-year term which expires in May 2046. In return for the use of the premises, we pay an annual property tax of $62,500. The operating facility is used as office space, manufacturing plants, research and development, and as employees’ living quarters which can house up to 320 individuals. There is also an eatery and hotel that is used by visitors to the operating facility which has an occupancy rate of up to 50 people.

                   As of August 19, 2008 and May 31, 2008, we did not incur any construction costs.

Pursuant to a written agreement, DLXY has acquired the prospecting and mining rights of a cobalt mine in Congo, and plans to construct a processing plant in Congo. Construction will begin in the second quarter of the fiscal year 2009.  We anticipate that the construction of the plant will cost approximately $2,000,000 to $3,000,000.  For additional details on the purchase of the interests in the cobalt mine in Congo, see Item 7, Management’s Discussion and Analysis or Plan of Operation.

        We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

        Our facilities are not covered by insurance.

Item 3.                  Legal Proceedings.

        Currently, we are not a party to any ongoing or pending legal proceeding.

Item 4.                  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Market for Our Common Stock

                   Our shares of common stock, par value $0.001 per share, are quoted on the Nasdaq OTC Bulletin Board under the trading symbol “CSGH” where they have traded since September 2006. The following table sets forth the high and low bid prices for our common stock as reported on the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High		Low
August 31, 2007	$1.09		$0.26
November 30, 2007	$2.50		$0.26
February 29, 2008	$0.99		$0.51
May 31, 2008	$1.36		$0.30

August 31, 2006	N/A		N/A
November 30, 2006	$2.25	(1)	$0.25	(1)
February 29, 2007	$0.75		$0.19
May 31, 2007	$1.34		$0.53

    (1)        Information provided beginning September 7, 2006, the day we began trading on the OTC Bulletin Board.

                   On August 12, 2007, there were 575 shareholders of our common stock of record. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

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

Equity Compensation Plans

                   There were no equity compensation plans effective as of May 31, 2008.

Item 6.                      Selected Financial Data.

The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere herein. The selected consolidated statements of operations data for the three financial years ended May 31, 2008; and the selected consolidated balance sheet data as of May 31, 2008 are derived from our consolidated financial statements, which are included elsewhere herein.

	YEARS ENDED MAY 31,
	2008	2007	2006
Statement of Income:
Revenue, net	$25,294,221	$8,275,066	$277,715
Cost of revenue	15,664,692	4,875,078	141,958

Gross profit	9,629,529	3,399,988	135,757

Total operating expenses	426,384	1,999,803	479,707

Income (loss) from operations	9,203,145	1,400,185	(343,950)

Other income	27,800	-	-

Income tax expense	(2,490,819)	(804,189)	-

Net income (loss)	6,740,126	595,996	(343,950)

Other comprehensive income:
Foreign currency translation gain:	2,362,380	111,889	113,164

Comprehensive income (loss):	9,102,506	707,885	(230,786)

Basic earnings per share	$0.13	$0.01	$(0.01)

Shares used in the calculation of basic earnings per share	53,422,971	49,478,020	40,000,000

Diluted earnings per share	$0.13	$0.01	$(0.01)

Shares used in the calculation of diluted earnings per share	53,422,971	49,478,020	40,000,000

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Form 10-K.

Overview

Currently, our only operations are conducted through DLXY, which engages in the business of manufacturing and selling cobaltosic oxide products. These products are primarily manufactured, marketed, and sold in the People’s Republic of China.

According to the Battery Industry Association of China, DLXY is the second largest non-governmental manufacturer of hi-tech cobalt salt products in Asia based on tons produced. DLXY’s products and processing capabilities include the production of cobalt ore, cobalt carbonate, nanometer-sized cobaltosic oxide and high-crystalline spherical lithium cobalt oxide which is used lithium batteries. In April 2006,  DLXY commenced production and quickly amassed sales of over $1.5 million.

Results of Operations

Comparison of Year Ended May 31, 2008 to Year Ended May 31, 2007

Revenue

Revenue for the year ended May 31, 2008 totaled $25,294,221 compared to $8,275,066 for the year ended May 31, 2007, an increase of $17,019,155 or 206%. The increase resulted from new sources of sales channels and sales to our new customers.

Cost of Revenue – Third Parties

Cost of revenue – third parties for the year ended May 31, 2008 totaled $15,664,692 compared to $4,758,023 for the year ended May 31, 2007, an increase of $10,906,669 or 229%.  The increase resulted directly from increased production of our products which is in tandem with increased demand for them.

Cost of Revenue – Related Parties

Cost of revenue – related parties for the year ended May 31, 2008 totaled $0 compared to $117,055 for the year ended May 31, 2007, a decrease of $117,055 or 100%. The decrease resulted from the change of vendors to independent suppliers.

Gross Profit

Gross profit for the year ended May 31, 2008 was $9,629,529, an increase of $6,229,541 or 183% from $3,399,988 for the year ended May 31, 2007. The increase in gross profit was primarily due to revenue generated by increased customer demand and production, and consequently increased sales of our products.

General and Administrative Expense

General and administrative expense for the year ended May 31, 2008 totaled $875,680 compared to $917,057 for the year ended May 31, 2007, a decrease of $41,377 or 4.5%. The decrease resulted from the stricter expense control.

Allowance for doubtful accounts

(Recovery of) Allowance for doubtful accounts for the year ended May 31, 2008 totaled ($806,400) compared to $777,831 for the year ended May 31, 2007, a decrease of $1,584,231 or 204%. The decrease resulted from recovery from the allowance for doubtful accounts as the doubtful accounts aged over 1 year were subsequently collected from a customer in July 2007.

Sales and marketing

Sales and marketing expense for the year ended May 31, 2008 totaled $33,400 compared to $2,645 for the year ended May 31, 2007, an increase of $30,755 or 1163%. The increase resulted from addition in sales channels.

Research and Development Expense

Research and development expense for the year ended May 31, 2008 totaled $87,607 compared to $89,166 for the year ended May 31, 2007, a decrease of $1,559 or 1.7%. The decrease resulted from the stricter control over our expenses.

Depreciation Expense

Depreciation expense for the year ended May 31, 2008 totaled $236,097 compared to $213,104 for the year ended May 31, 2007, an increase of $22,993 or 11%. The increase resulted from the addition of plant and equipment that were purchased during the year.

Income From Operations

Income from operations for the year ended May 31, 2008 totaled $9,203,145 compared to income from operation of $1,400,185 for the year ended May 31, 2007, an increase of $7,802,960 or 557%.  The increase resulted primarily from the increased customer demand for our products and consequently, increased sales.

Other Income

Interest income for the year ended May 31, 2008 was $27,800. The Company had no interest income for the year ended May 31, 2007. The increase resulted primarily from interest income derived from cash in our bank accounts.

 Income Taxes

Provision for income tax expenses was $2,490,819 for the year ended May 31, 2008, an increase of $1,686,630 or 210% as compared to $804,189 for the year ended May 31, 2007.  The increase resulted primarily from the increase in our revenue due to increased sales.

Foreign Currency Translation Gain

The foreign currency translation gain for the year ended May 31, 2008 was $2,362,380, an increase of $2,250,491 or 2011% as compared to $111,889 for the year ended May 31, 2007.  The increase resulted from the increase in value of the Renminbi against the U.S. dollar.  This updated Renminbi valuation of DLXY’s assets and liabilities resulted in this gain.

Net Income

Net income for the year ended May 31, 2008 was $6,740,126, an increase of $6,144,130 or 1031% as compared to $595,996 for the year ended May 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalent

Our cash and cash equivalent were $813,163 at the beginning of the year and increased to $3,879,114 by the end of the year ended May 31, 2008, an increase of $3,065,951 or 377%. This net change in cash and cash equivalents represented an increase of 406% or $2,459,716 from $606,235 for the year ended May 31, 2007.

Net cash provided by operating activities

During the years ended May 31, 2008 and 2007, net cash provided by (used for) operating activities was 5,151,693 and ($730,162), respectively, an increase of $5,881,855.  This increase was due primarily to the growth in sales revenue with the decrease in accounts receivable by $4,504,302, and the increase in other payable and accrued liabilities by $19,734, the increase in income tax payable by $86,788 and the increase in accounts payable by $75,948, partially offset by the decrease in value-added tax payable by $661,467, the decrease in customer deposits by $713,415, and the decrease in inventory by $4,448,436 for the year ended May 31, 2008.

Net cash used in investing activities

Net cash used for investing activities was $2,471,927 and $72,764, for the years ended May 31, 2008 and 2007, respectively, an increase of $2,399,163 or 3297%.The increase was primarily attributable to the purchase of equipment.

Net cash used in financial activities

Net cash received from financing activities was $0 and $1,297,272, for the years ended May 31, 2008 and 2007, respectively, a decrease of $1,297,272 or 100%. The decrease was primarily attributable to t reduced advances from the related party for the year ended May 31, 2008.

Effect of exchanges rates changes on cash and cash equivalent

Effect of exchanges rate changes on cash and cash equivalent resulted in $386,185 for the year ended May 31, 2008, an increase of $274,296 or 245% compared to $111,889 for the year ended May 31, 2007.

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

Contractual Obligations and Commitments

We leased an office premise under a non-cancelable operating lease agreement for a period of ten years, due July 25, 2010. The annual lease payment is $6,802.

On June 9, 2007, our subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years.  As of May 31, 2008, DLXY had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

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

Our subsidiary, DLXY is subject to valued-added tax (“VAT”) which is levied on the majority of the products of DLXY at the rate of 17% on the invoiced value of sales sold in the People’s Republic of China. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Account receivables and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

New Financial Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)’’ ("SFAS No. 158"). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We do not believe that this new pronouncement will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS No. 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the our future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS No. 162 to have a material effect on our financial condition or results of operations.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

While our reporting currency is the US dollar, all of our consolidated revenue, consolidated costs and expenses are denominated in RMB except for some overseas related revenues and expenses. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenue and results of operations may be affected by fluctuations in the exchange rate between the US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenue, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase to cope with these increased costs.

Item 8.         Financial Statements and Supplementary Data.

                   Our financial statements for the year ended May 31, 2008 are attached hereto, beginning F-1 through F-20.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Item 9A.      Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)           Management’s Report on Internal Control over Financial Reporting.

Our management, with the participation of our Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, with the participation of our Certifying Officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2008, based upon the framework in Internal Control―― Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of May 31, 2008. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B.      Other Information.

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

(a)               Directors and Executive Officers

                   Each director is elected for a one year term until the next annual meeting of shareholders and their successors are elected and qualified.

                   The following is a list of the names and ages of our directors and executive officers:

Name	Age	Position	Date of Incumbency
Mr. Wang, Bin	43	President, Chief Executive Officer, and Chairman of the Board	September 30, 2006
Mr. Wang, Yu Long	44	Vice President	October 30, 2006
Ms. Liu, Ming Fen	56	Chief Financial Officer	September 30, 2006
Ms. Li, Zhi	37	Director	September 30, 2006
Ms. Wang, Jiao	24	Director	September 30, 2006
Mr. Sui, Fudong	53	Director	August 17, 2007
Mr. Li, Gang	29	Director	August 17, 2007
Ms. Liu, Yefei	31	Director	August 17, 2007
Mr. Ren, Fuqiu	43	Director	August 17, 2007

               Mr. Bin Wang serves as our President, Chief Executive Officer, and the Chairman of the Board. Since 2000, Mr. Wang has served as the President of DLXY. He received his Bachelor degree from Harbin University of Science and Technology with a major in Business Management. Mr. Wang is an economist with a strong background in business management. He is the founder of Dalian Xinyang High-Tech Development Co., Ltd., our majority owned subsidiary, which is dedicated to industrial investment, high technology, utilities, real estate, and education.

               Mr. Yu-long Wang serves as our Vice President. Since 1999, Mr. Wang has served in various capacities at DLXY. In 2002, Mr. Wang began has serving as the Vice President where he was in charge of production, Research and Development, and sales management. From 2000 to 2002, he acted as the assistant to the Chairman and from 1999 to 2000, he was the director of marketing. He obtained his bachelors degree in Business Administration from Heilongjiang University.

               Ms. Ming Fen Liu serves as our Chief Financial Officer. Since 2004, Ms. Liu has been the Chief Financial Officer of DLXY. Prior to that, in 2003, Ms Liu was the financial manager of Sun Group Investment Company. From 2001 and 2002, Ms. Liu served as the financial supervisor for the Dalian Chemical Industry Group, a chemical fertilizer plant. She is a Certified Public Accountant in China and earned her bachelors degree in finance from Dongbei Finance & Economics University. Ms. Liu has experience in financial regulations, company management, and raising capital.

               Ms. Zhi Li serves as a Director of our Board. Since 2000, Ms. Li has also been a Director of DLXY. Prior to that, she worked in the accounting department of a state-owned company. She is a Certified Public Accountant in China and graduated from the Heilongjiang Commerce College, where she majored in Accounting.

               Ms. Li is married to Mr. Wang, our President, Chief Executive Officer, and Chairman of the Board.

               Ms. Jiao Wang serves as a Director of our Board. Since 2003, Ms. Wang has also been a Director of DLXY. Ms. Wang graduated from Dongbei Finance & Economics University, where she majored in Administrative Management. Ms. Wang has a background in marketing strategy and management.

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

                   To our knowledge, based solely on review of the Forms 3 and 4 furnished to us during the year ended May 31, 2008, our acting officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements. We were not furnished any Forms 5 with respect to fiscal 2006.

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

(e)               Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing the proxy statement on Form 14A with the SEC on August 1, 2008.

Item 11.                                Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid by China Sun High-Tech Co. and its subsidiaries to Wang Bin , its Chief Executive Officer, and Ms. Ming Fen Liu, its Chief Financial Officer for services rendered in all capacities to the Company during the years ended December 31, 2008 and 2007.  There were no other executive officers whose total salary and bonus for the fiscal year ended May 31, 2008 exceeded $100,000.

Name and Principal Position	Year	Salary (cash or non-cash) ($)	Bonus (cash or non-cash) ($)	Stock-Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Bin	2008	--	--	--	--	--	--	--	--
(Chief Executive Officer)	2007	--	--	--	--	--	--	--	--

Ming Fen Liu	2008	24,600	--	--	--	--	--	--	24,600
(Chief Financial Officer)	2007	23,000	--	--	--	--	--	--	23,000

Employment Agreements

DLXY entered into employment agreement with Ms. Ming Fin Liu on January 15, 2004. Pursuant to such agreements, Ms. Liu was hired as Chief Financial Officer and Mr. Wang was hired as Chief Executive Officer. The term of their employment is 5 years and will expire on January 15, 2009. Their monthly compensation is RMB 15,000 each. Mr. Bin Wang has no formal employment agreement with DLXY From February 2004, inception, through May 31, 2008, we hae not issued any stock options.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Company has three executive officers, Wang Bin, Ming Fen Liu and Yu-long Wang. Fudong Sui, Gang Li, Yefei Liu, and Fuqiu Ren serve as the Company’s compensation committee.

The Board of Director’s goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity but believes that it executive officer compensation package is comparable to similar businesses in its location of its operations.

DLXY entered into Labor Contracts with each of Ms. Ming Fen Liu and Mr. Yu-long Wang on January 15, 2004. Pursuant to such agreements, Ms. Liu was hired as Chief Financial Officer and Mr. Wang was hired as Vice President. The term of their employment is 5 years and will expire on January 15, 2009. Their monthly compensation is RMB 15,000 each. Mr. Bin Wang has no formal employment agreement with DLXY.

From February 2004, inception, through May 31, 2008, we did  not issued any stock options.

Compensation of Directors

Persons who are directors and employees are not currently additionally compensated for their services as a director.  Non-executive director compensation is currently set at $1,500 a year. Mr. Bin Wang has received no compensation for his service as a director. Directors do not receive other compensation for attending meetings.

                   No written agreements were entered for the director compensation. The directors orally agreed to be paid $1,500 a year for their services as directors. The term of the oral agreements is one year and will be changed and approved each year at the annual shareholder meeting.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information regarding beneficial ownership of our common stock as of August 15, 2008, by (i) each person who “beneficially” owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is c/o China Sun Group High-Tech Co., 1 Hutan Street, Zhongshan District, Dalian, the People’s Republic of China.

Directors and Executive Officers:	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Bin Wang	25,500,000	(3)	47.7	%(3)
Yu Long Wang	260,000		*
Ming Fen Liu	10,000		*
Zhi Li	25,500,000	(3)	47.7	%(3)
Jiao Wang	25,500,000	(3)	47.7	%(3)
Fudong Sui	7,000		*
Gang Li	7,000		*
Yefei Liu	14,000		*
Fuqiu Ren	-		-
Officers and directors as a group (5 persons)	25,798,000		48.3%
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

(2)
Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of August 15, 2008 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights, if applicable.

(3)
This includes 9,500,000 shares owned by Mr. Bin Wang, our President and Chief Executive Officer, 8,000,000 shares owned by Ms. Zhi Li, Mr. Bin Wang’s spouse, and 8,000,000 shares owned by Ms. Jiao Wang, Mr. Wang’s daughter.

Item 13.            Certain Relationships and Related Transactions, and Director Independence.

There are no related transactions during the reported period.

Independent Directors

Fudong Sui, Gang Li, Yefei Liu, and Fuqiu Ren are independent directors as defined by the Nasdaq Marketplace Rules. Wang Bin, Zhi Li, and Jiao Wang, who are not independent directors, are not members of any Committees of our Board of Directors.

Item 14.            Principal Accounting Fees and Services

           For the fiscal years ended May 31, 2008 and May 31, 2007, Zhong Yi (Hong Kong) C.P.A. Company Ltd. has billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2008	2007
Audit Fees (1)	$67,500	$39,000

Tax Fees	-	-

All Other Fees	-	-

Total	$67,500	$39,000

(1)
Services rendered for the audit of our annual financial statements included in our report on Form 10-KSB / Form 10K and the reviews of the financial statements included in our reports on Form 10-QSB / Form 10-Q filed with the SEC.

The fees incurred in 2007 were not approved by our Audit Committee. We had only established an Audit Committee after the end of fiscal 2007, on August 17, 2007.

However the fees incurred in 2008 were approved by our Audit Committee.  The Audit Committee currently does not have any pre-approval policies.

PART IV

Item 15.                                Exhibits, Financial Statements Schedules

Exhibit Number	Exhibit Description	Footnote Reference
3.1	Articles of Incorporation of Capital Resource Funding, Inc. filed on February 6, 2004	(1)

3.2	Amendment to the Articles of Incorporation of Capital Resource Funding, Inc. filed March 21, 2005.	(2)

3.3	Bylaws of Capital Resource Funding, Inc.	(1)

10.1	Consulting Agreement between Capital Resource Funding, Inc. and Greentree Financial Group, Inc.	(1)

10.2	Promissory Note with Greentree Financial Group, Inc.	(1)

10.3	Letter of Intent between Capital Resource Funding, Inc. and HairMax International, Inc.	(1)

10.4	Plan of Exchange dated September 6, 2006 by and among Capital Resource Funding, Inc., Dalian Xinyang High-Tech Development Co. Ltd., the shareholders of Sun Group, and David Koran.	(4)

10.5	Escrow Agreement by and among Capital Resource Funding, Inc., David Koran, Dalian Xinyang High-Tech Development Co., Ltd., the Shareholders of Dalian Xinyang High-Tech Development Co., Ltd., and Greentree Financial Group, Inc.	(3)

10.6	Lock-up Agreement with David Koran dated September 7, 2006.	(3)

10.7	Lock-up Agreement with Laura Koran dated September 7, 2006.	(3)

10.8	Lock-up Agreement with Richard Koran dated September 7, 2006.	(3)

10.9	Labor Contract between Capital Resource Funding, Inc. and Ming Fen Liu dated January 15, 2004	(6)

10.10	Labor Contract between Capital Resource Funding, Inc, and Yu-long Wang dated January 15, 2004

14	Code of Ethics	(5)

23.1	Consent of Zhong Yi (Hong Kong) C.P.A. Company Ltd.	*

31.1	Rule 13a 14a/15d 14(a) Certification.	*

31.2	Rule 13a 14a/15d 14(a) Certification.	*

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

(1)	Incorporated by reference from the Registration Statement on Form SB-2 of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on August 16, 2004. File no. 333-118259.
(2)
Incorporated by reference from the Amendment No. 4 to the Registration Statement on Form SB-2/A of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on March 15, 2005. File no. 333-118259.

(3)	Incorporated by reference from the Current Report on Form 8-K of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on March 6, 2007.
(4)	Incorporated by reference from the Current Report on Form 8-K of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on September 7, 2006.
(5)	Incorporated by reference from the Annual Report on Form 10-KSB of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on August 4, 2006.
(6)	Incorporated by reference from the Annual Report on Form 10-KSB of China Sun High-Tech Co. filed with the Securities and Exchange Commission on September 6, 2007.

*	Filed herewith.

CHINA SUN GROUP HIGH-TECH CO. Consolidated Financial Statements For The Years Ended May 31, 2008 And 2007 (With Report of Independent Registered Public Accounting Firm Thereon)

ZHONG YI (HONG KONG) C.P.A. COMPANY LIMITED

Certified Public Accountants

CHINA SUN GROUP HIGH-TECH CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Sun Group High-Tech Co.

We have audited the accompanying consolidated balance sheets of China Sun Group High-Tech Co. and its subsidiaries (“the Company”) as of May 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended May 31, 2008 and 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2008 and 2007 and the results of operations and cash flows for the years ended May 31, 2008 and 2007 and in conformity with accounting principles generally accepted in the United States of America.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited
Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
August 20, 2008

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of May 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,879,114	$813,163
Accounts receivable, net	1,302,176	4,754,929
Inventories	4,705,189	1,932
Value-added tax receivable	447,346	-
Prepayments and other receivables	73,235	-

Total current assets	10,407,060	5,570,024

Property, plant and equipment, net	14,598,684	10,774,216

TOTAL ASSETS	$25,005,744	$16,344,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$733,490	$595,941
Customer deposits	338	688,448
Value-added tax payable	-	229,897
Income tax payable	980,027	810,413
Other payables and accrued liabilities	448,556	278,714

Total liabilities	2,162,411	2,603,413

Commitment and contingencies

Stockholders’ equity:
Convertible preferred stock; par value $0.001; 2,000,000 shares authorized; none of shares issued and outstanding as of May 31, 2008 and 2007	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,422,971 shares and 53,422,971 shares issued and outstanding as of May 31, 2008 and 2007	53,423	53,423
Additional paid-in capital	9,585,204	9,585,204
Accumulated other comprehensive income	2,588,188	225,808
Statutory reserve	899,819	-
Retained earnings	9,716,699	3,876,392

Total stockholders’ equity	22,843,333	13,740,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,005,744	$16,344,240

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended May 31,
	2008	2007

REVENUES, NET	$25,294,221	$8,275,066

Cost of revenue – third parties	15,664,692	4,758,023
Cost of revenue – a related party	-	117,055
Total cost of revenue (inclusive of depreciation totaled as $187,684 and $152,242)	15,664,692	4,875,078

GROSS PROFIT	9,629,529	3,399,988

Operating expenses:
Sales and marketing	33,400	2,645
Research and development	87,607	89,166
Depreciation	236,097	213,104
(Recovery of) allowance for doubtful accounts	(806,400)	777,831
General and administrative	875,680	917,057
Total operating expenses	426,384	1,999,803

INCOME FROM OPERATIONS	9,203,145	1,400,185

Other income:
Interest income	27,800	-

INCOME BEFORE INCOME TAXES	9,230,945	1,400,185

Income tax expenses	(2,490,819)	(804,189)

NET INCOME	$6,740,126	$595,996

Other comprehensive income:
- Foreign currency translation gain	2,362,380	111,889

COMPREHENSIVE INCOME	$9,102,506	$707,885

Net income per share – Basic and diluted	$0.13	$0.01

Weighted average number of shares outstanding during the year – Basic and diluted	53,422,971	49,478,020

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended May 31,
	2008	2007

Cash flows from operating activities:
Net income	$6,740,126	$595,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	423,781	365,346
Stock-based compensation	-	450,000
(Recovery of) allowance for doubtful accounts	(806,400)	777,831
Change in operating assets and liabilities:
Accounts receivable, trade	4,504,302	(5,196,931)
Inventories	(4,448,436)	145,211
Prepayments and other receivables	(69,268)	12,337
Accounts payable, trade	75,948	336,928
Customer deposits	(713,415)	688,448
Value-added tax payable	(661,467)	188,246
Income tax payable	86,788	810,413
Other payables and accrued liabilities	19,734	96,013
Net cash provided by (used in) operating activities	5,151,693	(730,162)

Cash flows from investing activities:
Purchase of plant and equipment	(2,471,927)	(72,764)
Net cash used in investing activities	(2,471,927)	(72,764)

Cash flows from financing activities:
Proceeds from amount due from a related party	-	1,297,272
Net cash provided by financing activities	-	1,297,272

Effect of exchange rate changes on cash and cash equivalents	386,185	111,889

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,065,951	606,235

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	813,163	206,928

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,879,114	$813,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,390,636	$23,470
Cash paid for interest expenses	$-	$-

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Convertible preferred stock		Common stock		Additional	Accumulated other comprehensive	Statutory	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	paid-in capital	income	reserve	earnings	equity
Balance as of June 1, 2006	-	$-	40,000,000	$40,000	$9,148,627	$113,919	$-	$3,280,396	$12,582,942

Shares issued to complete reverse acquisition	-	-	12,422,971	12,423	(12,423)	-	-	-	-

Issuance of common stock for services	-	-	1,000,000	1,000	449,000	-	-	-	450,000

Net income for the year		-	-	-	-	-	-	595,996	595,996

Foreign currency translation adjustment	-	-	-	-	-	111,889	-	-	111,889

Balance as of May 31, 2007	-	$-	53,422,971	$53,423	$9,585,204	$225,808	$-	$3,876,392	$13,740,827

Net income for the year	-	-	-	-	-	-	-	6,740,126	6,740,126

Foreign currency translation adjustment	-	-	-	-	-	2,362,380	-	-	2,362,380

Transfer of retained earnings to statutory reserve	-	-	-	-	-	-	899,819	(899,819)	-

Balance as of May 31, 2008	-	$-	53,422,971	$53,423	$9,585,204	$2,588,188	$899,819	$9,716,699	$22,843,333

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

1.	ORGANIZATION AND BUSINESS BACKGROUND

China Sun Group High-Tech Co. (the “Company” or “CSGH”) was organized under the laws of the State of North Carolina on February 2, 2004 as a subchapter S-Corporation. On August 24, 2007, the Company was reincorporated in the State of Delaware and changed its name from “Capital Resource Funding, Inc.” to “China Sun Group High-Tech Co.”

The Company, through its operating subsidiaries in the PRC, mainly engages in the production and sales of cobaltosic oxide and lithium cobalt oxide, both anode materials used in lithium ion rechargeable batteries in the PRC. The operation activity was commenced from April 2006.

On September 6, 2006, CSGH entered a stock exchange transaction with Dalian Xinyang High-Tech Development Co., Ltd (“DLXY”), whereby 30,000,000 new shares of common stock of CSGH pursuant to Regulation S under the Securities Act of 1933, as amended, were issued to the owners of DLXY in exchange for 70% equity interest in DLXY. The stock exchange transaction was effectively completed on February 28, 2007. DLXY was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on August 8, 2000 with its principal place of business in Da Lian City, Liaoning Province, the PRC.

Also in connection with this stock exchange transaction, CSGH and DLXY agreed that the Company would grant to DLXY’s 30%-controlling owners with a two (2) years option for the subscription and purchase of the additional 10,000,000 new shares of common stock of the Company in exchange for RMB 38,100,000, equivalent to 30% of the registered capital of DLXY.

Following the stock exchange transaction, DLXY became an operating subsidiary of CSGH with 70% ownership interest and the former owners of DLXY then owned 93% of the issued and outstanding shares of the Company.

On May 30, 2008, the board of directors of the Company approved the exercise of the option under the 2006 stock exchange transaction. The Company issued 10,000,000 shares of its common stock in exchange for the remaining 30% equity interest in. Upon the completion of this option exercise transaction, DLXY became a wholly-owned subsidiary of the Company.

The above two consecutive stock exchange transactions have been accounted for as a reverse acquisition and recapitalization of the Company whereby DLXY is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of DLXY, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of DLXY.

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

CSGH and its subsidiaries are hereinafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of May 31, 2008 and 2007, an allowance for doubtful accounts of $0 and $777,831 was provided.

●	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of May 31, 2008 and 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

●	Impairment of long-lived assets

Long-lived assets primarily include property, plant and equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of May 31, 2008 and 2007.

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

The Company is subject to valued-added tax (“VAT”) which is levied on the majority of the products of DLXY at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Starting April 1, 2006, the Company commenced the production and sales of cobaltosic oxide in the PRC.

●	Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor, depreciation and manufacturing overhead.

●  Shipping and handling costs

Shipping and handling costs, associated with the distribution of products to customers, are recorded in costs of revenue and are recognized when the related product is shipped to the customer. The Company incurred $1,224 and $7,857 for the years ended May 31, 2008 and 2007, respectively.

●  Research and development costs

Research and development costs mainly related to labor cost incurred in the development of new products and manufacturing methods and are charged to expense as incurred. The Company incurred $87,607 and $89,166 for the years ended May 31, 2008 and 2007, respectively.

●  Advertising cost

The Company expenses advertising costs as incurred in accordance with SOP 93-7 “Reporting for Advertising Costs”. Advertising expenses of $114 and $720 were incurred for the years ended May 31, 2008 and 2007, respectively.

●	Comprehensive income

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

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States dollars ("US$"). The Company's subsidiaries in the PRC maintain their books and records in its local currency, the Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:
	2008	2007

Year-end RMB:US$ exchange rate	6.953	7.621
Average yearly RMB:US$ exchange rate	7.351	9.851

●	Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), “Share-Based Payment”, using the fair value method on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income as and when the related employee service is provided.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, value-added tax receivable, prepayments and other receivables, accounts payable, customer deposits, income tax payable, value-added tax payable, income tax payable, other payables and accrued liabilities.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

●	Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)’’ ("SFAS No. 158"). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not believe that this new pronouncement will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS No. 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

3.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is provided for the year ended May 31, 2008.

	As of May 31,
	2008	2007

Accounts receivable, gross	$1,302,176	$5,532,760

Less: allowance for doubtful accounts	-	(777,831)
Accounts receivable, net	$1,302,176	$4,754,929

During the year ended May 31, 2008, the Company has made a recovery from the allowance for doubtful accounts of $777,831, relating to approximately $1,492,242 (equivalent to RMB11,300,000) which was aged over 1 year, included in the balance as of May 31, 2007 and subsequently collected from a customer in July 2007.

4.	INVENTORIES

Inventories consisted of the following:
	As of May 31,
	2008	2007

Raw materials	$4,705,189	$1,286
Packaging material	-	646
Inventories	$4,705,189	$1,932

For the years ended May 31, 2008 and 2007, no allowance for obsolete inventories was recorded by the Company.

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of:
	As of May 31,
	2008	2007

Building	$6,308,373	$6,308,373
Plant and machinery	7,358,776	4,708,822
Office equipment	159,109	155,215
Motor vehicle	34,816	34,816
Foreign translation difference	1,873,731	181,922
	15,734,805	11,389,148

Less: accumulated depreciation	(1,029,552)	(605,771)
Less: foreign translation difference	(106,569)	(9,161)
Property, plant and equipment, net	$14,598,684	$10,774,216

Depreciation expense for the years ended May 31, 2008 and 2007 was $423,781 and $365,346, respectively.

6.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:
	As of May 31,
	2008	2007

Welfare payable	$216,527	$136,954
Government levy payable	-	15,071
Other payables	174,500	80,763
Rental payable	57,529	45,926
Other payables and accrued liabilities	$448,556	$278,714

7.	INCOME TAXES

The Company is registered in the United States of America and its local operation has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its foreign operation through its subsidiaries in the PRC and has recorded income tax expense for the years ended May 31, 2008 and 2007.

The components of income before income taxes and current taxes between the local and foreign operations are as follows:

	Years ended May 31,
	2008	2007

Local	$(180,403)	$(530,913)
Foreign	9,411,348	1,931,098
Income before income taxes	$9,230,945	$1,400,185

Local	$-	-
Foreign	2,490,819	804,189

Current tax	$2,490,819	$804,189

United States of America

The Company is registered in the State of Nevada and is subjected to United States of America tax law.

As of May 31, 2008, its local operation incurred $180,403 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. The Company will be entitled to the tax rate reduction from 33% to 25% that may impact the carrying value of deferred tax assets as a result of new tax rate.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the years ended May 31, 2008 and 2007 are as follows:

	Years ended May 31,
	2008	2007

Income before income taxes	$9,411,348	$1,931,098
Income tax rate	25%	33%
	2,352,837	637,262

Add: items not deductible to taxes
- (Recovery from) allowance for doubtful accounts	(239,232)	256,684
- Effect of tax rate differential	439,196	-
- Provision for employees’ benefits	18,375	-
- Pre-operating expenses	(80,357)	(89,757)
Income tax expenses	$2,490,819	$804,189

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of May 31, 2008 and 2007:

	As of May 31,
	2008	2007

Deferred tax assets:
- Net operating loss carryforwards	$211,024	$175,201
Less: valuation allowance	(211,024)	(175,201)
Deferred tax assets	$-	$-

As of May 31, 2008 and 2007, valuation allowance of $211,024 and $175,201 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

9.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transactions on February 28, 2007 and May 30, 2008, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income per share for the years ended May 31, 2008 and 2007:

	Years ended May 31,
	2008	2007

Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic net income per share	$6,740,126	$595,996

Denominator:
- Weighted average ordinary shares outstanding	53,422,971	49,478,020
Basic and diluted net income per share	$0.13	$0.01

10.	CAPITAL TRANSACTIONS

On February 28, 2007, the Company completed a stock exchange transaction with the equity owners of the Company. 30,000,000 shares of common stock were issued in exchange for 70% interest of the Company and 9,500,000 shares of common stock were transferred from the former shareholders to the Company’s owner, representing 93% of the Company’s outstanding common stock.

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

On May 30, 2008, the Company issued 10,000,000 shares of common stock, $0.001 par value in exchange for the 30% remaining shareholding in DLXY, pursuant to 2006 stock exchange transaction.

As of May 31, 2008, the number of outstanding shares of the Company’s common stock was 53,422,971.

11.	STOCK-BASED COMPENSATION

On January 31, 2007, the Company issued 1,000,000 restricted shares of common stock for business advisory services to Greentree Financial Group, Inc. The fair value of this restricted stock issuance was determined using the fair value of the Company’s common stock, at a market quoted price of $0.45 per share at the date of grant. The Company recognized a stock-based compensation of $450,000 for the year ended May 31, 2007. No such stock-based compensation was recognized for the year ended May 31, 2008.

12.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company’s subsidiary in the PRC is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $91,890 and $90,696 for the years ended May 31, 2008 and 2007, respectively.

13.	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended May 31, 2008 and 2007, the Company’s PRC subsidiaries contributed $899,819 and $0 to statutory reserve, respectively. The Company generated an operating loss for the year ended May 31, 2007, therefore no appropriation was required.

14.	CONCENTRATION AND RISK

100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were generated from customers located in the PRC.

(a)         Major customers

For the year ended May 31, 2008, the customers who account for 10% or more of revenue of the Company are presented as follows:

	Year ended May 31, 2008
	Revenues	Percentage of revenues	Trade accounts Receivable

Customer A	$9,882,800	39%	$1,100,824
Customer B	3,596,383	14%	-
Customer C	3,233,339	13%	129,441
Customer D	2,861,287	12%	71,911
Customer E	2,588,322	10%	-
Total:	$22,162,131	88%	$1,302,176

For the year ended May 31, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of May 31, 2007, this customer accounted for 76% of revenue amounting to $6,291,923 and $4,948,670 of accounts receivable, respectively.

(b)         Major vendors

For the year ended May 31, 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Year ended May 31, 2008
	Purchases	Percentage of purchases	Accounts Payable

Vendor A	$7,980,980	41%	$733,490
Vendor B	6,129,853	31%	-
Vendor C	5,560,048	28%	-
Total:	$19,670,881	100%	$733,490

For the year ended May 31, 2007, one vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. As of May 31, 2007, this customer accounted for 66% of purchases amounting to $3,101,816 and $0 of accounts payable, respectively.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)         Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

15.	COMMITMENT AND CONTINGENCIES

(a)         Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 10 years, due July 25, 2010. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $6,802 and $6,369 for the years ended May 31, 2008 and 2007.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Years ending May 31:
202009	$7,191
202010	7,191
Total:	$14,382

(b)         Capital commitment

On June 9, 2007, the Company’s subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of May 31, 2008, the Company had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

Signatures

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Sun Group High-Tech Co.

Dated: August 22, 2008	By: /s/ Bin Wang
Name: Bin Wang
Title: Chief Executive Officer
(Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bin Wang	Chief Executive Officer and Chairman of the Board	August 22, 2008
Bin Wang	(Principal Executive Officer)

/s/ Ming Fen Liu	Chief Financial Officer	August 22, 2008
Ming Fen Liu	(Principal Financial and Accounting Officer)
August 22, 2008
/s/ Zhi Li	Director
Zhi Li

/s/ Jiao Wang	Director	August 22, 2008
Jiao Wang

/s/ Fudong Sui	Director	August 22, 2008
Fudong Sui

/s/ Gang Li	Director	August 22, 2008
Gang Li

/s/ Yefei Liu	Director	August 22, 2008
Yefei Liu

/s/ Fuqiu Ren	Director	August 22, 2008
Fuqiu Ren