Form 10-Q
period 2008-08-31
CHINA SUN GROUP HIGH-TECH CO
filed 2008-10-15
CIK 1298195

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

       Large accelerated filer                                                                               Accelerated filer

       Non-accelerated filer  (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes □ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □  No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,422,971 shares of common stock, $.001 par value, were outstanding as of October 14, 2008.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of August 31, 2008 and May 31, 2008	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended August 31, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2008 and 2007	F-4

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2008 and 2007	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-17

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2008 AND MAY 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	August 31, 2008	May 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,089,007	$3,879,114
Accounts receivable	1,097,151	1,302,176
Inventories	2,299,209	4,705,189
Value-added tax receivable	-	447,346
Deposits and prepayments	535,655	73,235

Total current assets	15,021,022	10,407,060

Property, plant and equipment, net	14,665,048	14,598,684

TOTAL ASSETS	$29,686,070	$25,005,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$978,788	$733,490
Customers deposit	598,703	338
Value-added tax payable	170,406	-
Income tax payable	1,840,448	980,027
Other payables and accrued liabilities	478,448	448,556

Total liabilities	4,066,793	2,162,411

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of August 31, 2008 and May 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,422,971 shares and 53,422,971 shares issued and outstanding as of August 31, 2008 and May 31, 2008	53,423	53,423
Additional paid-in capital	9,585,204	9,585,204
Accumulated other comprehensive income	2,975,345	2,588,188
Statutory reserve	899,819	899,819
Retained earnings	12,105,486	9,716,699

Total stockholders’ equity	25,619,277	22,843,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,686,070	$25,005,744

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Three months ended August 31,
	2008	2007

Revenues, net	$10,986,891	$3,735,837

Cost of revenue (inclusive of depreciation)	6,834,309	2,484,194

Gross profit	4,152,582	1,251,643

OPERATING EXPENSES:
Sales and marketing	369,681	7,072
Research and development	24,641	24,873
Depreciation	63,793	61,719
General and administrative	475,306	171,162
Total operating expenses	933,421	264,826

INCOME FROM OPERATIONS	3,219,161	986,817

Other income:
Interest income	8,011	-

INCOME BEFORE INCOME TAXES	3,227,172	986,817

Income tax expenses	(838,385)	(343,624)

NET INCOME	$2,388,787	$643,193

Other comprehensive income:
- Foreign currency translation gain	387,157	664,209

COMPREHENSIVE INCOME	$2,775,944	$1,307,402

Net income per share – basic and diluted	$0.04	$0.01

Weighted average number of shares outstanding during the period – basic and diluted	53,422,971	53,422,971

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

	Three months ended August 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,388,787	$643,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165,331	92,697
Change in operating assets and liabilities:
Accounts receivable, trade	223,770	173,593
Inventories	2,460,702	(809)
Deposits and prepayments	(457,664)	(426,870)
Accounts payable, trade	231,921	(322,254)
Customers deposits	593,685	(686,467)
Value-added tax payable	619,916	551,040
Income tax payable	838,385	343,624
Other payables and accrued liabilities	25,436	293,570
Net cash provided by operating activities	7,090,269	661,317

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,068)	-
Net cash used in investing activities	(3,068)	-

Effect of exchange rate changes on cash and cash equivalents	122,692	7,459

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,209,893	668,776

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,879,114	813,163

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,089,007	$1,481,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Convertible preferred stock		Common stock		Additional	Accumulated other comprehensive	Statutory	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	paid-in capital	income	reserve	earnings	equity
Balance as of June 1, 2007	-	$-	53,422,971	$53,423	$9,585,204	$225,808	$-	$3,876,392	$13,740,827

Net income for the period	-	-	-	-	-	-	-	643,193	643,193

Foreign currency translation adjustment	-	-	-	-	-	664,209	-	-	664,209

Balance as of August 31, 2007	-	$-	53,422,971	$53,423	$9,585,204	$890,017	$-	$4,519,585	$15,048,229

Balance as of May 31, 2008	-	$-	53,422,971	$53,423	$9,585,204	$2,588,188	$899,819	$9,716,699	$22,843,333

Net income for the period	-	-	-	-	-	-	-	2,388,787	2,388,787

Foreign currency translation adjustment	-	-	-	-	-	387,157	-	-	387,157
Balance as of August 31, 2008	-	$-	53,422,971	$53,423	$9,585,204	$2,975,345	$899,819	$12,105,486	$25,619,277

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the condensed balance sheet as of May 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended August 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ended May 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2008.

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

Respectively, on September 6, 2006 and May 30, 2008, CSGH entered a stock exchange transaction with Da Lian Xin Yang High-Tech Development Co., Ltd (“DLX”), whereby 40,000,000 new shares of common stock of CSGH pursuant to Regulation S under the Securities Act of 1933, as amended, were issued to the owners of DLX in exchange for 100% equity interest in DLX. The stock exchange transaction was effectively completed on February 28, 2007. DLX was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on August 8, 2000 with its principal place of business in Da Lian City, Liaoning Province, the PRC. Upon the completion of this option exercise transaction, DLX became a wholly-owned subsidiary of the Company.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

These two consecutive stock exchange transactions have been accounted for as a reverse acquisition and recapitalization of the Company whereby DLX is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of DLX, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of DLX.

CSGH and its subsidiaries are hereinafter referred to as (the “Company”).

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

Revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to subject to VAT which is levied at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of August 31, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Building	40 years	5%
Land and Plant and machinery	5-40 years	5%
Office equipment	5 years	5%
Motor vehicle	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

●	Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of August 31, 2008.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

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

The reporting currency of the Company is the United States dollar (“US$”). The Company's subsidiaries in the PRC, maintain their books and records in its local currency, Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	2008	2007

Months end RMB: US$ exchange rate	6.8452	7.5725
Average monthly RMB: US$ exchange rate	6.8991	7.5968

●	Related parties

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

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

In May, 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

NOTE－4                        ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is provided for the three months period ended August 31, 2008.

NOTE－5                         PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of:
	As of
	August 31, 2008	May 31, 2008
	(unaudited)	(audited)

Building	$7,270,098	$6,308,373
Land and Plant and machinery	8,242,702	7,358,776
Office equipment	185,639	159,109
Motor vehicle	39,434	34,816
Foreign translation difference	248,821	1,873,731
	15,986,694	15,734,805
Less: accumulated depreciation	(1,301,455)	(1,029,552)
Less: foreign translation difference	(20,191)	(106,569)
Property, plant and equipment, net	$14,665,048	$14,598,684

Depreciation expenses for the three months ended August 31, 2008 and 2007 were $165,331 and $92,697 respectively.

NOTE－6                        OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	As of
	August 31, 2008	May 31, 2008
	(unaudited)	(audited)

Welfare payable	$229,986	$216,527
Government levy payable	6,201	-
Other payable	182,000	174,500
Rental payable	60,261	57,529
Other payables and accrued liabilities	$478,448	$448,556

NOTE－7                        INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from its PRC operations through DXL, its subsidiary and has recorded income tax expense for the three months ended August 31, 2008 and 2007.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

The components of income before income taxes and current taxes between the local and foreign operations are as follows:

	Three months ended August 31,
	2008	2007

Local	$(127,016)	$(52,823)
Foreign	3,354,188	1,039,640
Income before income taxes	$3,227,172	$986,817

Local	$-	-
Foreign	838,385	343,624

Current tax expenses	$838,385	$343,624

United States of America

The Company is registered in the State of Delaware and is subject to the tax laws of the United States of America.

As of August 31, 2008, the operation in the United States of America incurred $838,331 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Coporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. DLX is entitled to the tax rate reduction from 33% to 25% that may impact the carrying value of deferred tax assets as a result of new tax rate.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the three months ended August 31, 2008 and 2007 are as follows:

	Three months ended August 31,
	2008	2007

Income before income taxes	$3,354,188	$1,039,640
Income tax rate	25%	33%
	838,547	343,081
Add: items not deductible (taxable) to taxes
- Provision and accrued expenses	(162)	543
Income tax expenses	$838,385	$343,624

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of August 31, 2008 and May 31, 2008:
	August 31, 2008	May 31, 2008
Deferred tax assets:
- Net operating loss carryforwards	$285,033	$211,024
Less: valuation allowance	(285,033)	(211,024)
Deferred tax assets	$-	$-

As of August 31, 2008 and 2007, valuation allowance of $285,033 and $211,024 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

NOTE－8                        CONCENTRATIONS AND RISKS

The Company is exposed to the followings concentrations of risk:

(a)         Major customers

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

For the three months ended August 31, 2008, the customer who accounts for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts receivable
Customer B	$7,239,841	66%	$1,097,151
Customer D	2,613,066	24%	-
Total:	$9,852,907	90%	$1,097,151

For the three months ended August 31, 2007, the customer who accounts for 10% or more of revenues of the Company are presented as follows:

	Revenues	Percentage of revenues	Trade accounts receivable
Customer A	$2,056,669	55%	$1,844,967
Customer B	1,182,216	32%	61,274
Customer C	409,517	11%	-
Total:	$3,648,402	98%	$1,906,241

For the three months ended August 31, 2008 and 2007, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)	Major vendors

For the three months ended August 31, 2008, the vendor who accounts for 10% or more of purchases of the Company are presented as follows:

	Purchases	Percentage of purchases	Accounts payable
Vendor B	$2,171,834	32%	$-
Vendor C	2,179,175	32%	978,788
Total	$4,351,009	64%	$978,788

For the three months ended August 31, 2007, the vendor who accounts for 10% or more of purchases of the Company are presented as follows:

	Purchase	Percentage of purchases	Accounts payable
Vendor A	$1,726,298	93%	$276,472

For the three months ended August 31, 2008 and 2007, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(unaudited)

NOTE－9	COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

NOTE－10                      COMMITMENTS

(a)         Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 10 years, due July 25, 2010. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $1,812 and $1,592 for the three months ended August 31, 2008 and 2007.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Years ending August 31:
2009	$7,248
2010	6,643
Total:	$13,891

(b)         Other commitments

(i)
On June 9, 2007, the Company’s subsidiary, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLX is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of August 31, 2008, the Company had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

(ii)
On September 24, 2008, the Company’s subsidiary, DLX entered into two separate sales agreements with Shenzhen Haoran Battery Co., Ltd to supply with lithium cobalt oxide and lithium manganese oxide beginning from November 2008.

Item 2.             Management’s Discussion and Analysis or Plan of Operation.

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

 Overview

We were incorporated in North Carolina on February 2, 2004 and have since undergone a change in business. In February 2007, we acquired a 70% ownership interest in Da Lian Xin Yang High-Tech Development Co. Ltd. ("DLXY"), a corporation organized and existing under the laws of the People’s Republic of China, through a share exchange which was consummated on February 28, 2007. In August 2007, our shareholders approved our reincorporation in the State of Delaware and our name change from “Capital Resource Funding, Inc.” to “China Sun Group High-Tech Co.” Currently, our only operations are conducted through DLXY, which engages in the business of manufacturing and selling cobaltosic oxide products. These products are primarily manufactured, marketed, and sold in the People’s Republic of China.

Through DLXY, we produce anode materials used in lithium ion batteries. Lithium ion batteries continue to gain in popularity due to their versatility, high energy density and capacity, high voltage, compact size, light weight, and excellent energy retention characteristics. They are used in mobile phones, PDAs, laptops, and digital cameras, as well as electric automobiles and solar and wind energy storage units. DLXY primarily produces cobaltosic oxide and lithium cobalt oxide and also engages in the research and development of new technologies to be used in the lithium ion battery market.

           According to the China Battery Industry Association, which conducts research of and puts forth reports on the battery industry, DLXY has the second largest cobalt series production capacity in the People’s Republic of China. Through its research and development group, DLXY owns a proprietary series of nanometer technology that supply state-of-the-art components for advanced lithium ion batteries. Leveraging its technological leadership in the People’s Republic of China, its high-quality product line and its scalable production capacity, we plan to create a fully integrated supply chain from the primary manufacturing of cobalt ore to finished products, which include lithium ion batteries.

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

Highlights from the Three Months Ended August 31, 2008

In the three months ended August 31, 2008, we made significant strides in our sales and manufacturing capabilities. Sales for the three months ended August 31, 2008 increased approximately 194% from the previous year. We operate largely on a “just-in-time” basis where demand exceeds supply.  Accordingly, we often do not carry excess inventory.

Concurrent with strides in production and sales, we have also made substantial developments in our research and development endeavors. We have completed our testing and evaluation of our lithium cobalt oxide product and began taking and filling orders for it in the first quarter of 2008.

We have also completed commercial tests on our tri-component anode product (i.e. ternary anode material, composed of lithium cobalt dioxide, lithium manganate and lithium nickelate.  This material is gradually replacing lithium cobalt oxide and can be applied as the main anodes of small-sized communication and power instruments, such as portable power tools, electronic apparatuses, laptops, and video cameras. It also has good prospects for application in electric autos and electric bicycles. We are currently looking for customers for this product.

Results of Operations

THE THREE MONTHS ENDED AUGUST 31, 2008 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2008

Net Revenue

Net revenue for the three months ended August 31, 2008 was $10,986,891, an increase of $7,251,054 or 194% from $3,735,837 for the comparable period in 2007. The increase in revenue was primarily attributable to continuing customer demand for our products and accompanying increased sales volume.

Cost of Revenue

Cost of revenue for the three months ended August 31, 2008 was $6,834,309, an increase of $4,350,115 or 175% from $2,484,194 for the comparable period in 2007. The increase in cost of revenue was primarily attributable to increased production of our products which is in tandem with increased demand for them.

Gross Profit

Gross profit for the three months ended August 31, 2008 was $4,152,582, an increase of $2,900,939 or 231% from $1,251,643 for the comparable period in 2007. The increase in gross profit was primarily due to revenue generated by increased production and sales.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2008 were $475,306, an increase of $304,144 or 177% from $171,162 for the comparable period in 2007.  The increase was primarily attributable to one-off repair and maintenance expenses for our office building.

Research and Development Expenses

Research and development expenses for the three months ended August 31, 2008 were $24,641, a decrease of $232 from $24,873 for the comparable period in 2007. No material change is noted.

Depreciation Expenses

Depreciation expenses for the three months ended August 31, 2008 were $63,793, an increase of $2,074 or 3% from $61,719 for the comparable period in 2007. The increase in our depreciation expenses is the addition of fixed assets in 2007.

Income From Operations

Income from operations for the three months ended August 31, 2008 was $3,219,161, an increase of $2,232,344 or 226% from $986,817 for the comparable period in 2007. The increase resulted primarily from increased customer demand for our products and consequently, increased sales.

Other Income

Interest income for the three months ended August 31, 2008 was $8,011. We had no interest income for the comparable period in 2007. The increase resulted primarily from interest income derived from cash in our bank accounts.

Income Taxes

Provision for income tax expenses was $838,385 for the three months ended August 31, 2008, an increase of $494,761 or 144% from $343,624 for the comparable period in 2007.

Foreign Currency Translation Gain

Foreign currency translation gain for the three months ended August 31, 2008 was $387,157, a decrease of $277,052 or 41% from $664,209 for the comparable period in 2007. The decreases resulted from the slowdown in appreciation of Renminbi Yuan against the U.S. dollar.

Net Income

Net income for the three months ended August 31, 2008 was $2,388,787, an increase of $1,745,594 or 271% from $643,193 for the comparable period in 2007. The increase resulted from the sales growth during the period.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $3,879,114 at the beginning of the three months ended August 31, 2008 and increased to $11,089,007 by the end of such period, an increase of $7,209,893 or 186%.  This net change in cash and cash equivalents represented an increase of 978% or $7,209,893 from $668,776 for the comparable period in 2007.

Net cash provided by operating activities

Net cash provided by our operating activities was $7,090,269 for the three months ended August 31, 2008, an increase of $6,428,952 or 972% as compared to net cash of $661,317 for the same period in 2007. This increase resulted primarily from positive cash flows from operations for the period ended August 31, 2008, due primarily to the growth in sales revenues with the decrease in accounts receivable by $223,770, the decrease in inventory by $ 2,460,702 and the increase in value-added tax payable by $619,916, income tax payable by $838,385, other payable and accrued liabilities by $25,436 and the increase in accounts payable by $231,921 and customer deposits by $593,685, partially offset by the increase in deposits and prepayments by $457,664 in this period

Net cash used in investing activities

Net cash used in investing activities was $3,068 for the three months ended August 31, 2008, an increase of $3,068 from $0 for the same period in 2007. The increase was primarily attributable to the purchase of office equipment.

Foreign currency translation adjustment

Foreign currency translation adjustment resulted in $122,692 for the three months ended August 31, 2008, an increase of $115,233 or 1545% compared to $7,459 for the same period in 2007.

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

Material Commitments for Capital Expenditures

Currently, we obliged to purchase the prospecting and mining rights of a cobalt mine in Congo. We plan to start the construction of a processing plant in Congo in the second quarter of the 2009 fiscal year. We anticipate that the construction of the plant will cost approximately $2,000,000 to $3,000,000.

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

On June 9, 2007, our subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years.  As of August 31, 2008, DLXY had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

On September 24, 2008, DLXY entered into two separate one-year purchase and sales agreements with Shenzhen Haoran Battery Co., Ltd. (“Haoran Battery”) worth approximately $16.2 million. Under the terms of the first contact, DLXY will supply Haoran Battery with 20 tons of lithium cobalt oxide per month beginning in November 2008. Based on the current market price of lithium cobalt oxide at USD $58,823.50 per ton (400,000 Yuan/ton), which may be adjusted subject to market conditions, DLXY expects to generate sales of approximately $1,176,470 per month (8,000,000 Yuan/month) or approximately $14.1 Million per year (96,000,000 Yuan/year). Under the second contract, DLXY has agreed to supply Haoran Battery with 20 tons of lithium manganese oxide. At a current price of $8,823.50/ton (60,000 Yuan/ton), which may be adjusted based on market conditions, DLXY expects to generate sales of USD$176,470/month (1,200,000 Yuan/month) or approximately USD$2.1 Million per year (14,400,000 Yuan/year).

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

New Financial Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4T.	Controls and Procedures.

           Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Bin Wang, the Company’s President and Chief Executive Officer (“CEO”) and Ming Fen Liu, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended August 31, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the three months ended August 31, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

           To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.                   Risk Factors.

           N/A.

Item 2.                      Unregistered Sale of Equity Securities and Use of Proceeds.

           None.

Item 3.                      Defaults Upon Senior Securities.

           To our knowledge, there are no material defaults upon senior securities..

Item 4.                      Submission of Matters to a Vote of Securities Holders.

           None.

Item 5.                      Other Information.

           None.

Item 6.                       Exhibits.

(a) Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002 *

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002 *

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002 *

32.2	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002 *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SUN GROUP HIGH-TECH CO.

Date: October 15, 2008	By:	/s/ Bin Wang
Name: Bin Wang
Title: President, Chief Executive Officer and Chairman
(Principle Executive Officer)

.

Date: October 15, 2008	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)