Form 10-Q/A
period 2008-08-31
CHINA SUN GROUP HIGH-TECH CO
filed 2008-10-17
CIK 1298195

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Land and building	40 years	5%
Plant and machinery	5-40 years	5%
Office equipment	5 years	5%
Motor vehicle	5 years	5%

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

NOTE－5                         PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of:
	As of
	August 31, 2008	May 31, 2008
	(unaudited)	(audited)

Land and building	$7,270,098	$6,308,373
Plant and machinery	8,242,702	7,358,776
Office equipment	185,639	159,109
Motor vehicle	39,434	34,816
Foreign translation difference	248,821	1,873,731
	15,986,694	15,734,805
Less: accumulated depreciation	(1,301,455)	(1,029,552)
Less: foreign translation difference	(20,191)	(106,569)
Property, plant and equipment, net	$14,665,048	$14,598,684

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

Contractual Obligations and Commitments

We leased an office premise under a non-cancelable operating lease agreement for a period of 10 years, due July 25, 2010. The annual lease payment is $6,792.

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

CHINA SUN GROUP HIGH-TECH CO.

Date: October 16, 2008	By:	/s/ Bin Wang
Name: Bin Wang
Title: President, Chief Executive Officer and Chairman
(Principle Executive Officer)

.

Date: October 16, 2008	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)