Form 10-Q
period 2008-11-30
CHINA SUN GROUP HIGH-TECH CO
filed 2009-01-12
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-118259

CHINA SUN GROUP HIGH-TECH CO.
(Exact name of registrant as specified in its charter)

Delaware	54-2142880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hutan  Street, Zhongshan District
Dalian, The  People’s Republic of China
(Address of principal executive offices) (Zip Code)

011 – 86- (411) 8289-7752
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □

Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). □  Yes  ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. □  Yes   □ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There are presently 53,422,971 shares of common stock, $.001 par value, issued and outstanding as of January 12, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors.	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Submission of Matters to a Vote of Security Holders.	8
Item 5.	Other Information.	8
Item 6.	Exhibits.	8

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of November 30, 2008 and May 31, 2008	F-2
Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended November 30, 2008 and 2007	F-3
Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2008 and 2007	F-4
Condensed Consolidated Statement of Stockholders’ Equity for the six months ended November 30, 2008	F-5
Notes to Condensed Consolidated Financial Statements	F-6 – F-16

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2008 AND MAY 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	November 30, 2008	May 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,316,448	$3,879,114
Accounts receivable, trade	2,130,901	1,302,176
Inventories	1,958,730	4,705,189
Value-added tax receivable	-	447,346
Deposits and prepayments	641,223	73,235

Total current assets	16,047,302	10,407,060

Property, plant and equipment, net	14,520,018	14,598,684

TOTAL ASSETS	$30,567,320	$25,005,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$981,407	$733,490
Customer deposits	-	338
Value-added tax payable	318,657	-
Income tax payable	1,296,535	980,027
Other payables and accrued liabilities	513,582	448,556

Total liabilities	3,110,181	2,162,411

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of November 30, 2008 and May 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,422,971 shares and 53,422,971 shares issued and outstanding as of November 30, 2008 and May 31, 2008	53,423	53,423
Additional paid-in capital	9,585,204	9,585,204
Accumulated other comprehensive income	3,003,232	2,588,188
Statutory reserve	899,819	899,819
Retained earnings	13,915,461	9,716,699

Total stockholders’ equity	27,457,139	22,843,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,567,320	$25,005,744

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2008	2007	2008	2007

Revenues, net	$7,606,217	$5,357,190	$18,593,108	$9,093,027

Cost of revenue	4,815,862	3,606,368	11,650,171	6,116,503

Gross profit	2,790,355	1,750,822	6,942,937	2,976,524

Operating expenses:
Sales and marketing	95,614	7,837	465,295	14,909
Research and development	25,646	61,527	50,287	86,400
Depreciation	64,621	36,645	128,414	72,423
General and administrative	207,185	510,928	682,491	682,090
Total operating expenses	393,066	616,937	1,326,487	855,822

INCOME FROM OPERATIONS	2,397,289	1,133,885	5,616,450	2,120,702

Other income:
Interest income	10,605	1,276	18,616	1,276

INCOME BEFORE INCOME TAXES	2,407,894	1,135,161	5,635,066	2,121,978

Income tax expenses	(597,919)	(396,679)	(1,436,304)	(740,303)

NET INCOME	$1,809,975	$738,482	$4,198,762	$1,381,675

Other comprehensive income:
- Foreign currency translation gain	27,887	381,624	415,044	1,045,833

COMPREHENSIVE INCOME	$1,837,862	$1,120,106	$4,613,806	$2,427,508

Net income per share – Basic and diluted	$0.03	$0.01	$0.08	$0.03

Weighted average number of shares outstanding during the period – Basic and diluted	53,422,971	53,422,971	53,422,971	53,422,971

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended November 30,
	2008	2007

Cash flows from operating activities:
Net income	$4,198,762	$1,381,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	332,708	187,640
Changes in operating assets and liabilities:
Accounts receivable, trade	(803,567)	1,673,161
Inventories	2,817,062	(1,194,393)
Deposits and prepayments	(564,729)	-
Accounts payable, trade	234,518	(441,807)
Customer deposits	(342)	(693,937)
Value-added tax payable	770,930	403,481
Income tax payable	298,660	(69,359)
Other payables and accrued liabilities	60,146	333,774
Net cash provided by operating activities	7,344,148	1,580,235

Cash flows from investing activities:
Purchase of plant and equipment	(5,127)	(470)
Net cash used in investing activities	(5,127)	(470)

Effect of exchange rate changes on cash and cash equivalents	98,313	51,760

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,437,334	1,631,525

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,879,114	813,163

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,316,448	$2,444,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,137,620	$809,662
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Convertible preferred stock		Common stock
	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
Balance as of May 31, 2008	-	$-	53,422,971	$53,423	$9,585,204	$2,588,188	$899,819	$9,716,699	$22,843,333

Net income for the period	-	-	-	-	-	-	-	4,198,762	4,198,762

Foreign currency translation adjustment	-	-	-	-	-	415,044	-	-	415,044
Balance as of November 30, 2008	-	$-	53,422,971	$53,423	$9,585,204	$3,003,232	$899,819	$13,915,461	$27,457,139

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
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

In the opinion of management, the condensed balance sheet as of May 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended November 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2009 or for any future period.

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

Respectively, on September 6, 2006 and May 30, 2008, CSGH entered a stock exchange transaction with Da Lian Xin Yang High-Tech Development Co., Ltd (“DLX”), whereby 40,000,000 new shares of common stock of CSGH pursuant to Regulation S under the Securities Act of 1933, as amended, were issued to the owners of DLX in exchange for 100% equity interest in DLX. The stock exchange transaction was effectively completed on February 28, 2007. DLX was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on August 8, 2000 with its principal place of business in Da Lian City, Liaoning Province, the PRC. Upon the completion of this transaction, DLX became a wholly-owned subsidiary of the Company.

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

Revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to VAT which is levied at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company is required to remit VAT collected to the tax authority, but may deduct VAT it has paid on eligible purchases. To the extent that the Company paid more than collected, the difference represents the net VAT recoverable balance at the balance sheet date. As of November 30, 2008, there was no such VAT recoverable balance in the consolidated financial statements.

● Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor and manufacturing overhead that are directly attributable to the production.

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

● Inventories

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of November 30, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

● Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of November 30, 2008.

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

The reporting currency of the Company is United States dollar (“US$”). The Company's subsidiaries in the PRC, maintain their books and records in its local currency, Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:
	2008	2007

Months end RMB: US$ exchange rate	6.8359	7.5725
Average monthly RMB: US$ exchange rate	6.8602	7.5968

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, value-added tax payable, income tax payable, other payables and accrued liabilities.

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

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The adoption of EITF 07-5 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). SP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FAS 157-3 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

NOTE－4 ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is provided for the six months period ended November 30, 2008.

NOTE－5 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of:
	As of
	November 30, 2008	May 31, 2008
	(Unaudited)	(Audited)

Building	$6,308,373	$6,308,373
Plant and machinery	7,358,776	7,358,776
Office equipment	164,236	159,109
Motor vehicle	34,816	34,816
Foreign translation difference	2,143,289	1,873,731
	16,009,490	15,734,805
Less: accumulated depreciation	(1,468,911)	(1,029,552)
Less: foreign translation difference	(20,561)	(106,569)
Property, plant and equipment, net	$14,520,018	$14,598,684

Depreciation expenses for the three months ended November 30, 2008 and 2007 were $167,377 and $94,943, which included $102,756 and $58,298 in cost of revenue, respectively.

Depreciation expenses for the six months ended November 30, 2008 and 2007 were $332,708 and $187,640, which included $204,294 and $115,217 in cost of revenue, respectively.

NOTE－6 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:
	As of
	November 30, 2008	May 31, 2008
	(Unaudited)	(Audited)

Welfare payable	$246,685	$216,527
Government levy payable	21,893	-
Accrued expenses	182,000	-
Rental payable	63,004	57,529
Other payable	-	174,500
Other payables and accrued liabilities	$513,582	$448,556

NOTE－7 INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially all of its net income from its PRC operations through DXL, its subsidiary and has recorded income tax expense for the six months ended November 30, 2008 and 2007.

The components of income before income taxes and current taxes between the local and foreign operations are as follows:

	Six months ended November 30,
	2008	2007

Local	$(192,823)	$(118,433)
Foreign	5,827,889	2,240,411
Income before income taxes	$5,635,066	$2,121,978

Local	$-	-
Foreign	1,436,304	740,303

Current tax	$1,436,304	$740,303

United States of America

The Company is registered in the State of Delaware and is subject to the tax laws of the United States of America.

As of November 30, 2008, the operation in the United States of America incurred $904,139 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the six months ended November 30, 2008 and 2007 are as follows:

	Six months ended November 30,
	2008	2007

Income before income taxes	$5,827,889	$2,240,411
Income tax rate	25%	33%
	1,456,972	739,336
Non-deductible (taxable) items	(20,668)	967
Income tax expenses	$1,436,304	$740,303

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of November 30, 2008 and May 31, 2008:
	As of
	November 30, 2008	May 31, 2008
	(Unaudited)	(Audited)
Deferred tax assets:
- Net operating loss carryforwards	$316,449	$211,024
Less: valuation allowance	(316,449)	(211,024)
Deferred tax assets	$-	$-

For the six months ended November 30, 2008 and 2007, valuation allowance of $316,449 and $211,024 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

NOTE－8  CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended November 30, 2008, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended November 30, 2008
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,987,240	26%	$-
Customer C	2,177,426	29%	585,146
Customer D	2,008,001	27%	1,545,755
Customer E	862,941	11%	-
Total:	$7,035,608	93%	$2,130,901

	Six months ended November 30, 2008
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$4,875,215	26%	$-
Customer B	8,017,306	43%	-
Customer C	2,171,202	12%	585,146
Customer D	2,002,272	11%	1,545,755
Total:	$17,065,995	92%	$2,130,901

For the three and six months ended November 30, 2007, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended November 30, 2007
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,867,850	35%	$1,890,668
Customer B	1,735,987	33%	1,757,194
Customer C	962,340	18%	-
Customer D	529,586	10%	-
Total:	$5,095,763	96%	$3,647,862

	Six months ended November 30, 2007
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,861,804	20%	$1,890,668
Customer B	2,926,797	32%	1,757,194
Customer C	959,224	11%	-
Customer E	2,110,038	23%	-
Total:	$7,857,863	86%	$3,647,862

For the six months ended November 30, 2008 and 2007, 100% of the Company’s revenues were derived from customers located in the PRC.

(b) Major vendors

For the three and six months ended November 30, 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Three months ended November 30, 2008
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$2,783,653	70%	$980,120
Vendor B	581,515	15%	-
Vendor C	585,161	15%	-
Total:	$3,950,329	100%	$980,120

	Six months ended November 30, 2008
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$4,838,238	60%	$980,120
Vendor B	2,635,446	33%	-
Total:	$7,473,684	93%	$980,120

For the three and six months ended November 30, 2007, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Three months ended November 30, 2007
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,777,669	37%	$-
Vendor B	1,468,151	31%	165,757
Vendor C	1,144,383	24%	-
Total	$4,390,203	92%	$165,757

	Six months ended November 30, 2007
	Purchases	Percentage of purchase	Accounts payable

Vendor B	$3,736,397	47%	$165,757
Vendor C	1,806,514	31%	-
Vendor A	1,140,678	22%	-
Total:	$6,683,589	100%	$165,757

For the six months ended November 30, 2008 and 2007, 100% of the Company’s purchases were derived from vendors located in the PRC.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)         Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against US$, the value of the RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE－9 COMMITMENTS AND CONTINGENTS

(a)         Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 10 years, due July 25, 2010. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $3,644 and $3,291 for the six months ended November 30, 2008 and 2007.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Years ending November 30:
2009	$7,288
2010	4,859
Total:	$12,147

(b)         Capital commitment

On June 9, 2007, the Company’s subsidiary, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLX is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of November 30, 2008, the Company had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended November 30, 2008 and 2007

Net Revenue

Net revenue for the three months ended November 30, 2008 was $7,606,217, an increase of $2,249,027 or 42 % from net revenue of $5,357,190 for the comparable period in 2007.  The increase resulted from increased customer demand and sales.

Cost of Revenue

Cost of revenue for the three months ended November 30, 2008 was $4,815,862, an increase of $1,209,494 or 34% from $3,606,368 for the comparable period in 2007.  The increase resulted directly from increased production of our products which is in tandem with increased demand for them.

Gross Profit

Gross profit for the three months ended November 30, 2008 was $2,790,355, an increase of $1,039,533 or 59 % from $1,750,822 for the comparable period in 2007. The increase in gross profit was primarily due to revenue generated by increased customer demand and production, and consequently increased sales of our products.

Sales and marketing

Sales and marketing expense for the three months ended November 30, 2008 was $95,614, an increase of $87,777 or 1120% from $7,837 for the comparable period in 2007. The increase resulted from the addition of advertising activities and promotional campaigns of their products during the period of 2008.

Research and Development Expenses

Research and development expenses for the three months ended November 30, 2008 were $25,646, a decrease of $35,881 or 58% compared to $61,527 for the comparable period in 2007. The decrease resulted from the stricter expense control.

Depreciation

Depreciation expenses for the three months ended November 30, 2008 were $64,621, an increase of $27,976 or 76% compared to $36,645 for the comparable period in 2007.   The increase resulted from the addition of office equipment that were purchased during the year.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2008 were $207,185, a decrease of $303,743 or 59% from $510,928 for the comparable period in 2007.   The decrease resulted from the stricter expense control.

Income From Operations

Income from operations for the three months ended November 30, 2008 was $2,397,289, an increase of $1,263,404 or 111% compared to $1,133,885 for the comparable period in 2007.  The increase resulted primarily from the increase in sales and revenue

Other Income

 Interest income for the three months ended November 30, 2008 was $10,605, an increase of $9,329 or 731 % compared to $1,276 for the comparable period in 2007.The increase resulted primarily from interest income derived from cash in our bank accounts

Income Taxes Expenses

Provision for income tax expenses was $597,919 for the three months ended November 30, 2007, an increase of $201,240 or 51% as compared to $396,679 for the comparable period in 2007. The increase resulted primarily from the increase in operating income.

Foreign Currency Translation Gain

The foreign currency translation gain for the three months ended November 30, 2008 was $27,887, a decrease of $353,737 or 93 % as compared to $381,624 for the comparable period in 2007.   The decreases resulted from the slow down in revaluation of the Renminbi against the U.S. dollar. This updated Renminbi valuation of DLX’s assets and liabilities resulted in this gain.

 Net Income

Net income for the three months ended November 30, 2008 was $1,809,975, an increase of $1,071,493 or 145% as compared to $738,482 for the comparable period in 2007.

Six Months Ended November 30, 2008 and 2007

Net Revenue

Net revenue for the six months ended November 30, 2008 was $18,593,108, an increase of $9,500,081 or 104% from net revenue of $9,093,027 for the comparable period in 2007. The increase in revenue was primarily attributable to increased customer demand for our products and consequently, increased sales.

Cost of Revenue

Cost of revenue for the six months ended November 30, 2008 was $11,650,171, an increase of $5,533,668 or 90% from $6,116,503 for the comparable period in 2007. The increase in cost of revenue was primarily attributable to increased production of our products which is in tandem with increased demand for them.

Gross Profit

Gross profit for the six months ended November 30, 2008 was $6,942,937, an increase of $3,966,413 or 133% from $2,976,524 for the comparable period in 2007.  The increase in gross profit was primarily due to revenue generated by increased production and sales.

Sales and marketing

Sales and marketing expense for the six months ended November 30, 2008 was $465,295, an increase of $450,386 or 3021% from $14,909 for the comparable period in 2007. The increase resulted from the addition of advertising actvitites and promotional campaigns of their products during the period of  2008.

Research and Development Expenses

Research and development expenses for the six months ended November 30, 2008 were $50,287, a decrease of $36,113 or 42% compared to $86,400 for the comparable period in 2007. The decrease resulted from the stricter expense control.

Depreciation

Depreciation expenses for the six months ended November 30, 2008 were $128,414, a decrease of $55,991 or 77% compared to $72,423 for the comparable period in 2007. The increase resulted from the addition of office equipment that were purchased during the year.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2008 were $682,491, an increase of $401 or 0.1% from $682,090 for the comparable period in 2007. The increase was primarily attributable to the hiring of additional personnel in the first quarter of the 2008 fiscal year.

Income From Operations

Income from operations for the six months ended November 30, 2008 was $5,616,450, an increase of $3,495,748 or 165% compared to $2,120,702 for the comparable period in 2007. The increase resulted primarily from the increase in sale of our productions and consequently, our revenue.

Other Income

 Interest income for the six months ended November 30, 2008 was $18,616, an increase of $17,340 or 1359% compared to $1,276 for the comparable period in 2007.The increase resulted primarily from interest income derived from cash in our bank accounts.

 Income Taxes Expenses

Provision for income tax expenses was $1,436,304 for the six months ended November 30, 2008, an increase of $696,001 or 94% as compared to $740,303 for the comparable period in 2007.  The increase resulted primarily from the increase in our revenue due to increased sales.

Foreign Currency Translation Gain

The foreign currency translation gain for the six months ended November 30, 2008 was $415,044, a decrease of $630,789 or 60% as compared to $1,045,833 for the comparable period in 2007.   The decreases resulted from the slow down in revaluation of the Renminbi against the U.S. dollar. This updated Renminbi valuation of DLX’s assets and liabilities resulted in this gain.

 Net Income

Net income for the six months ended November 30, 2008 was $4,198,762, an increase of $ 2,817,087 or 204% as compared to $1,381,675 for the comparable period in 2007.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalent were $3,879,114 at the beginning of the six months ended November 30, 2008 and increased to $11,316,448 by the end of such period, an increase of $7,437,334 or 192%. This net change in cash and cash equivalents represented an increase of 356% or $5,805,809 from $1,631,525 for the same period in 2007.

Net cash provided by operating activities

Net cash provided by our operating activities was $7,344,148 for the six months ended November 30, 2008, an increase of $5,763,913 or 365% as compared to net cash of $1,580,235 for the same period in 2007.  This increase was due primarily to the growth in sales revenue with the decrease in inventory by $2,817,062, the increase in value-added tax payable by $770,930, the increase in other payables by $60,146, the increase in income tax payable by $298,660 and the increase in accounts payable by $234,518, partially offset by the increase in accounts receivable by $803,567, increase in deposit and prepayments by $564,729.

Net cash used in investing activities

Net cash used in investing activities was $5,127 for the six months ended November 30, 2008, an increase of $4,657 or 991% from $470 for the same period in 2007. The increase was primarily attributable to the purchase of equipment.

Net cash used in financing activities

There was no net cash generated from financing activities for both the six months ended November 30, 2008, and the same period in 2007 because there were no advances from related parties.

Effect of exchange rate changes on cash and cash

Effect of exchange rate changes on cash and cash equivalents resulted in $98,313 for six months ended November 30, 2008, an increase of $46,553 or 90% compared to $51,760 for the same period in 2007.

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

Material Commitments for Capital Expenditures

Currently, we own the prospecting and mining rights of a cobalt mine in Congo. We anticipate that the construction of the plant will cost approximately $2,000,000 to $3,000,000. As of November 30, 2008, we have suspended the development plan and will be commenced the construction of a processing plant when the global market begins recoverable.

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

Contractual Obligations and Commitments

 We leased an office premise under a non-cancelable operating lease agreement for a period of 10 years, due July 25, 2010. The annual lease payment is $7,288.

On June 9, 2007, our subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years.  As of November 30, 2008, DLXY had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

Off Balance Sheet Arrangements

None.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.                      Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SUN GROUP HIGH-TECH CO.

Date: January 12, 2009	By:	/s/ Bin Wang
Name: Bin Wang
Title: President, Chief Executive Officer and Chairman
(Principle Executive Officer)

.

Date: January 12, 2009	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)