Form 10-Q
period 2009-02-28
CHINA SUN GROUP HIGH-TECH CO
filed 2009-04-14
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
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

011 – 86- (411) 8288 9800/ 8289 2736
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  □  Yes  ☑No

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

There are presently 53,422,971 shares of common stock, $.001 par value, issued and outstanding as of April 8, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	9
Item 1A.	Risk Factors.	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	9
Item 3.	Defaults Upon Senior Securities.	9
Item 4.	Submission of Matters to a Vote of Security Holders.	9
Item 5.	Other Information.	9
Item 6.	Exhibits.	9

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of February 28, 2009 and May 31, 2008	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended February 28, 2009 and February 29, 2008	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2009 and February 29, 2008	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended February 28, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-19

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2009 AND MAY 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	February 28, 2009	May 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,185,403	$3,879,114
Accounts receivable, trade	2,885,006	1,302,176
Inventories	949,071	4,705,189
Value-added tax receivable	-	447,346
Deposits and prepayments	1,346,507	73,235

Total current assets	17,365,987	10,407,060

Non-current assets:
Property, plant and equipment, net	15,442,568	14,598,684

TOTAL ASSETS	$32,808,555	$25,005,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$817,661	$733,490
Customer deposits	-	338
Value-added tax payable	401,543	-
Income tax payable	1,543,002	980,027
Other payables and accrued liabilities	606,145	448,556

Total liabilities	3,368,351	2,162,411

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of February 28, 2009 and May 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,422,971 shares and 53,422,971 shares issued and outstanding as of February 28, 2009 and May 31, 2008	53,423	53,423
Additional paid-in capital	9,585,204	9,585,204
Accumulated other comprehensive income	2,952,633	2,588,188
Statutory reserve	899,819	899,819
Retained earnings	15,949,125	9,716,699

Total stockholders’ equity	29,440,204	22,843,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,808,555	$25,005,744

See accompanying notes to condensed consolidated financial statements.

  CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2009
AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended February		Nine months ended February
	28, 2009	29, 2008	28, 2009	29, 2008

Revenues, net	$8,807,184	$7,106,959	$27,400,292	$16,199,986

Cost of revenue (inclusive of depreciation)	5,561,556	4,528,705	17,211,727	10,529,991

Gross profit	3,245,628	2,578,254	10,188,565	5,669,995

Operating expenses:
Reversal of allowance for doubtful accounts	-	(574,190)	-	(574,190)
Research and development	25,536	1,701	75,823	88,101
Depreciation	64,371	61,871	192,785	178,525
General and administrative	390,893	9,706	1,538,679	777,691

Total operating expenses	480,800	(500,912)	1,807,287	470,127

INCOME FROM OPERATIONS	2,764,828	3,079,166	8,381,278	5,199,868

Other income:
Interest income	6,372	7,035	24,988	8,311

INCOME BEFORE INCOME TAXES	2,771,200	3,086,201	8,406,266	5,208,179

Income tax expense	(737,536)	(295,679)	(2,173,840)	(1,035,982)

NET INCOME	$2,033,664	$2,790,522	$6,232,426	$4,172,197

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(50,599)	744,185	364,445	1,790,018

COMPREHENSIVE INCOME	$1,983,065	$3,534,707	$6,596,871	$5,962,215

Net income per share – Basic and diluted	$0.04	$0.05	$0.12	$0.08

Weighted average number of shares outstanding during the period – Basic and diluted	53,422,971	53,422,971	53,422,971	53,422,971

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended February
	28, 2009	29, 2008
Cash flows from operating activities:
Net income	$6,232,426	$4,172,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	499,419	287,878
Reversal of allowance for doubtful accounts	-	(574,190)
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,560,900)	5,075,443
Inventories	3,425,615	(562,911)
Deposits and prepayments	(873,536)	(1,365)
Accounts payable, trade	72,913	133,515
Customer deposits	(343)	(707,271)
Value-added tax payable	854,534	738,183
Income tax payable	547,321	(282,215)
Other payables and accrued liabilities	98,206	608,120
Net cash provided by operating activities	9,295,655	8,887,384

Cash flows from investing activities:
Purchase of plant and equipment	(1,065,334)	(42,264)
Net cash used in investing activities	(1,065,334)	(42,264)

Cash flows from financing activities:
Advance from a related party	-	4,740
Net cash provided by investing activities	-	4,740

Effect of exchange rate changes on cash and cash equivalents	75,968	382,607

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,306,289	9,232,467

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,879,114	813,163

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,185,403	$10,045,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,626,155	$1,318,198
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of share	Amount	No. of share	Amount

Balance as of May 31, 2008	-	$-	53,422,971	$53,423	$9,585,204	$2,588,188	$899,819	$9,716,699	$22,843,333

Net income for the period	-	-	-	-	-	-	-	6,232,426	6,232,426

Foreign currency translation adjustment	-	-	-	-	-	364,445	-	-	364,445

Balance as of February 28, 2009	-	$-	53,422,971	$53,423	$9,585,204	$2,952,633	$899,819	$15,949,125	$29,440,204

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
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

In the opinion of management, the condensed balance sheet as of May 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended February 28, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2009 or for any future period.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”). All of the Company's products that are sold in the PRC are subject to VAT which is levied at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company is required to remit VAT collected to the tax authority, but may deduct VAT it has paid on eligible purchases. To the extent that the Company paid more than collected, the difference represents the net VAT recoverable balance at the balance sheet date. As of February 28, 2009, the Company has VAT payable of $401,543 in the consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor, manufacturing overhead that are directly attributable to the production. Shipping and handling costs are included in cost of revenue.

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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of February 28, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of February 28, 2009.

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the period ended February 28, 2009 and February 29, 2008, the Company did not have any interest and penalties associated with tax positions. As of February 28, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
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

The reporting currency of the Company is United States dollar ("US$"). The Company's subsidiaries in the PRC, maintain their books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	2009	2008
Months end RMB: US$1 exchange rate	6.8488	7.1022
Average monthly RMB: US$1 exchange rate	6.8581	7.3616

●	Related parties

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates one reportable business segment in the PRC.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). SP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

NOTE－4                                ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is provided for the nine months period ended February 28, 2009.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5                                PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of:

	As of
	February 28, 2009	May 31, 2008
	(Unaudited)	(Audited)

Building	$6,308,373	$6,308,373
Plant and machinery	8,472,650	7,358,776
Office equipment	165,585	159,109
Motor vehicle	34,816	34,816
Foreign translation difference	2,114,647	1,873,731
	17,096,071	15,734,805
Less: accumulated depreciation	(1,528,971)	(1,029,552)
Less: foreign translation difference	(124,532)	(106,569)
Property, plant and equipment, net	$15,442,568	$14,598,684

Depreciation expenses for the three months ended February 28, 2009 and February 29, 2008 were $166,711 and $100,147, which included $102,340 and $38,654 in cost of revenue, respectively.

Depreciation expenses for the nine months ended February 28, 2009 and February 29, 2008 were $499,419 and $287,878, which included $306,634 and $109,353 in cost of revenue, respectively.

NOTE－6                                OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	As of
	February 28, 2009	May 31, 2008
	(Unaudited)	(Audited)

Welfare payable	$273,997	$216,527
Other tax payable	31,178	-
Accrued expenses	182,000	-
Rental payable	63,880	57,529
Other payable	55,090	174,500
Other payables and accrued liabilities	$606,145	$448,556

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－7                                INCOME TAXES

For the nine months ended February 28, 2009 and February 29, 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Nine months ended February
	28, 2009	29, 2008
Tax jurisdiction from:
– Local	$(209,456)	$(118,433)
– Foreign	8,615,722	5,326,612
Income before income taxes	$8,406,266	$5,208,179

The provision for income taxes consisted of the following:
	Nine months ended February
	28, 2009	29, 2008
Tax jurisdiction from:
– Local	$-	$-
– Foreign	2,173,840	1,035,982

Income tax expense	$2,173,840	$1,035,982

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company operates in various countries: United States of America and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Delaware and is subject to the tax laws of the United States of America.

As of February 28, 2009, the operation in the United States of America incurred $920,771 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. DLX is subject to the unified income tax rate of 25% on the taxable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the nine months ended February 28, 2009 and February 29, 2008 are as follows:

	Nine months ended February
	28, 2009	29, 2008

Income before income taxes	$8,615,722	$5,326,612
Income statutory tax rate	25%	28%
Income taxes at statutory rate	2,153,931	1,491,451

Items not deductible or taxable for income tax purpose
Provision and accrued expenses	-	(455,469)
Non-deductible items	19,909	-
Income tax expense	$2,173,840	$1,035,982

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of February 28, 2009 and May 31, 2008:

	As of
	February 28, 2009	May 31, 2008
	(Unaudited)	(Audited)
Deferred tax assets:
- Net operating loss carryforwards	$322,269	$211,024
Less: valuation allowance	(322,269)	(211,024)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $322,269 as of February 28, 2009. During the nine months ended February 28, 2009, the valuation allowance increased by $111,245, primarily relating to net operating loss carryforwards from the local tax regime.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－8                                CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended February 28, 2009, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended February 28, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,463,444	28%	$1,173,726
Customer C	3,082,986	35%	-
Customer D	1,744,771	20%	1,360,853
Customer E	971,763	11%	-
Total:	$8,262,964	94%	$2,534,579

	Nine months ended February 28, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$7,340,123	27%	$1,173,726
Customer B	8,019,713	29%	-
Customer C	5,254,839	19%	-
Customer D	3,747,643	14%	1,360,853
Total:	$24,362,318	89%	$2,534,579

For the three and nine months ended February 29, 2008, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended February 29, 2008
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$3,547,027	50%	$42,069
Customer B	2,424,919	34%	-
Total:	$5,971,946	84%	$42,069

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended February 29, 2008
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$6,538,733	40%	$42,069
Customer B	3,408,014	21%	-
Customer D	2,508,647	16%	-
Customer C	2,151,570	13%	-
Total:	$14,606,964	90%	$42,069

For the nine months ended February 28, 2009 and February 29, 2008, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)	Major vendors

For the three and nine months ended February 28, 2009, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Three months ended February 28, 2009
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$1,304,606	28%	$-
Vendor B	1,718,556	37%	-
Vendor C	1,643,720	35%	817,661
Total:	$4,666,882	100%	$817,661

	Nine months ended February 28, 2009
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$6,144,297	48%	$-
Vendor B	4,354,794	34%	-
Vendor C	2,227,384	18%	817,661
Total:	$12,726,475	100%	$817,661

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three and nine months ended February 29, 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Three months ended February 29, 2008
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,929,411	48%	$427,489
Vendor B	1,587,578	40%	332,938
Total	$3,516,989	88%	$760,427

	Nine months ended February 29, 2008
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$5,742,323	45%	$427,489
Vendor B	3,432,917	27%	332,938
Vendor C	3,096,513	24%	-
Total:	$12,272,573	96%	$760,427

For the nine months ended February 28, 2009 and February 29, 2008, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－9                                COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 10 years, due July 25, 2010. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $5,103 and $4,754 for the nine months ended February 28, 2009 and February 29, 2008.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Year ending February 28:
2010	$7,300
2011	2,998

Total:	$10,298

(b)         Capital commitment

On June 9, 2007, the Company’s subsidiary, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLX is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million to $3 million over  a term of 15 years. As of February 28, 2009, the Company had contingent payments of $2 million to $3 million relating to the purchase of the prospecting and mining rights. Due to delays caused by the current global economic downturn, this capital commitment is not expected to become effective until the second half of 2010.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended February 28, 2009 and February 29, 2008

Net Revenue

Net revenue for the three months ended February 28, 2009 was $8,807,184, an increase of $1,700,225 or 24% from net revenue of $7,106,959 for the comparable period in 2008.  The increase resulted from increased customer demand and sales.

Cost of Revenue

Cost of revenue for the three months ended February 28, 2009 was $5,561,556, an increase of $1,032,851 or 23% from $4,528,705 for the comparable period in 2008.  The increase resulted directly from increased production of our products which is in tandem with increased demand for such products.

Gross Profit

Gross profit for the three months ended February 28, 2009 was $3,245,628, an increase of $667,374 or 26% from $2,578,254 for the comparable period in 2008. The increase in gross profit was primarily due to an increase in revenue generated by increased customer demand and production of our products.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2009 were $390,893, an increase of $381,187 or 3927% from $9,706 for the comparable period in 2008.  The increase was primarily attributable to our more aggressive marketing efforts to expand our market share during the recent financial turmoil.

Research and Development Expenses

Research and development expenses for the three months ended February 28, 2009 were $25,536, an increase of $23,835 or 1401% compared to $1,701 for the comparable period in 2008. The increase was primarily attributable to the hiring of additional personnel during these three months ended February 28, 2009.

 Depreciation Expenses

Depreciation expenses for the three months ended February 28, 2009 were $64,371, an increase of $2,500 or 4% compared to $61,871 for the comparable period in 2008.  The increase in our depreciation expenses is primarily attributable to the addition of new office equipment during the period ended February 28, 2009.

Income (Loss) From Operations

Income from operations for the three months ended February 28, 2009 was $2,764,828, a decrease of $314,338 or 10% compared to $3,079,166 for the comparable period in 2008.  The decrease resulted primarily from the one-off reversal of allowance for doubtful accounts that occurred in the third quarter of the 2008 fiscal year.

Other Income

Interest income for the three months ended February 28, 2009 was $6,372, a decrease of $663 or 9% as compared to $7,035 for the comparable period in 2008. The fluctuation in interest income between the two periods was immaterial.

Income Taxes

Provision for income tax expenses was $737,536 for the three months ended February 28, 2009, an increase of $441,857 or 149% as compared to $295,679 for the comparable period in 2008. The increase resulted primarily from the increase in our revenue due to increased sales.

Foreign Currency Translation (Loss) Gain

The foreign currency translation (loss) gain for the three months ended February 28, 2009 was $(50,599), a decrease of $794,784 or 107% as compared to $744,185 for the comparable period in 2008.   The decrease was primarily attributable to the slowdown in the exchange rate revaluation of the Renminbi against the U.S. dollar.

Net Income

Net income for the three months ended February 28, 2009 was $2,033,664, a decrease of $756,858 or 27% as compared to the net income of $2,790,522 for the comparable period in 2008.  The increase was primarily attributable to the one-off reversal of allowance for doubtful accounts and the increase in general and administrative expenses during the three months ended February 28, 2009.

Nine Months Ended February 28, 2009 and February 29, 2008

Net Revenue

Net revenue for the nine months ended February 28, 2009 was $27,400,292, an increase of $11,200,306 or 69% from net revenue of $16,199,986 for the comparable period in 2008. The increase in revenue was primarily attributable to increased customer demand for our products in line with sales growth.

Cost of Revenue

Cost of revenue for the nine months ended February 28, 2009 was $17,211,727, an increase of $6,681,736 or 63% from $10,529,991 for the comparable period in 2008. The increase in cost of revenue was primarily attributable to increased production of our products which is in tandem with increased demand for them.

Gross Profit

Gross profit for the nine months ended February 28, 2009 was $10,188,565, an increase of $4,518,570 or 80% from $5,669,995 for the comparable period in 2008.  The increase in gross profit was primarily due to revenue generated by increased production and sales.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2009 were $1,538,679, an increase of $760,988 or 98% from $777,691 for the comparable period in 2008. The increase was primarily attributable to our more aggressive marketing efforts to expand our market share during the recent financial turmoil.

Research and Development Expenses

Research and development expenses for the nine months ended February 28, 2009 were $75,823, a decrease of $12,278 or 14% compared to $88,101 for the comparable period in 2008. The decrease resulted from stricter expense control.

Depreciation Expenses

Depreciation expenses for the nine months ended February 28, 2009 were $192,785, an increase of $14,260 or 8% compared to $178,525 for the comparable period in 2008. The increase in our depreciation expenses is primarily attributable to the addition of new office equipment during the period ended February 28, 2009.

Income from Operations

Income from operations for the nine months ended February 28, 2009 was $8,381,278 an increase of $3,181,410 or 61% compared to $5,199,868 for the comparable period in 2008. The increase resulted primarily from the increased customer demand for our products and in line with sales growth.

Other Income

Interest income for the nine months ended February 28, 2009 was $24,988, an increase of $16,677 or 200% as compared to $8,311 for the comparable period in 2008. The increase resulted primarily from interest income derived from cash in our bank accounts.

  Income Taxes

Provision for income tax expenses was $2,173,840 for the nine months ended February 28, 2009, an increase of $1,137,858 or 110% as compared to $1,035,982 for the comparable period in 2008.  The increase resulted primarily from the increase in our revenue due to increased sales.

Foreign Currency Translation Gain

The foreign currency translation gain for the nine months ended February 28, 2009 was $364,445, a decrease of $1,425,573 or 80% as compared to $1,790,018 for the comparable period in 2008.  The decrease was primarily attributable to the slowdown in the exchange rate revaluation of the Renminbi against the U.S. dollar.

Net Income

Net income for the nine months ended February 28, 2009 was $6,232,426, an increase of $2,060,229 or 49 % as compared to $4,172,197 for the comparable period in 2008.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalent were $3,879,114 at the beginning of the nine months ended February 28, 2009 and increased to $12,185,403 by the end of such period, an increase of $8,306,289 or 214% from $813,163 for the same period in 2008.

Net Cash Provided by Operating Activities

Net cash provided by our operating activities was $9,295,655 for the nine months ended February 28, 2009, an increase of $408,271 or 5% as compared to net cash of $8,887,384 for the same period in 2008.  This increase was due primarily to the growth in sales revenue with the decrease in inventories by $3,425,615, the increase in value-added tax payable by $854,534, the increase in other payable and accrued liabilities by $98,206, the increase in accounts payable by $72,913, and the increase in income tax payable by $547,321 partially offset by the decrease in customer deposits by $343, the increase in deposits and prepayments by $873,536 and the increase in accounts receivable by $1,560,900 in this period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,065,334 for the nine months ended February 28, 2009, an increase of $1,023,070 or 2421% from $42,264 for the same period in 2008. The increase was primarily attributable to the purchase of new plant and equipment for the assembly of a new product.

Net Cash Used in Financing Activities

No cash was generated from financing activities for the nine months ended February 28, 2009, a decrease of $4,740 or 100% from $4,740 for the same period in 2008. The decrease was primarily attributable to the reduced advances from related parties.

Income Taxes

Income tax expense was $1,626,155 for the nine months ended February 28, 2009, an increase of $307,957 or 23% compared to $1,318,198 for the same period in 2008. The increase resulted primarily from the increase in income from operations.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Effect of exchange rate changes on cash and cash equivalents resulted in $75,968 for the nine months ended February 28, 2009, a decrease of $306,639 or 80% compared to $382,607 for the same period in 2008.

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

Material Commitments for Capital Expenditures

Currently, we own the prospecting and mining rights of a cobalt mine in Congo. We plan to start the construction of a processing plant in Congo in the second quarter of the 2010 fiscal year. We anticipate that the construction of the plant will cost approximately $2,000,000 to $3,000,000.

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

Contractual Obligations and Commitments

We leased an office premise under a non-cancelable operating lease agreement for a period of 10 years, due July 25, 2010. The annual lease payment is $7,300.

On June 9, 2007, our subsidiary, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLX is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million to $3 million over a term of 15 years.  As of February 28, 2009, DLX had contingent payments of $2 million to $3 million relating to the purchase of the prospecting and mining rights. Due to delays caused by the current global economic downturn, this capital commitment is not expected to become effective until the second half of 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SUN GROUP HIGH-TECH CO.

Date: April 14, 2009	By:	/s/ Bin Wang
Name: Bin Wang
Title: President, Chief Executive Officer and Chairman
(Principle Executive Officer)

.

Date: April 14, 2009	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)