Form 10-K
period 2009-05-31
CHINA SUN GROUP HIGH-TECH CO
filed 2009-08-28
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to___________________________

Commission file number: 333-118259

CHINA SUN GROUP HIGH-TECH CO.
(Exact name of registrant as specified in its charter)

Delaware	54-2142880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1 Hutan Street, Zhongshan District Dalian, P.R. China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +86  (411) 8289-7752

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.☒ Yes ☐  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of August 24, 2009 was approximately $33,495,565.20 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 27, 2009, there were 53,422,971 issued and outstanding shares of the issuer’s common stock.

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

Dalian Xinyang High-Tech Development Co. Ltd (“DLXY”) was registered as a limited liability company in the People’s Republic of China on August 16, 2000 with its principal place of business in Dalian City, Liaoning Province, the People’s Republic of China. Its initial registered capital was Renminbi Yuan (“RMB”) 5,500,000 (equivalent to US$665,037), contributed by Sun Group High Technology Development Co., Ltd, a limited liability company registered in Dalian City, Liaoning Province, the People’s Republic of China, and Ms. Li Zhi, a citizen of the People’s Republic of China. Prior to April 2006, DLXY’s principal activity was acting as a research center to develop technologically feasible nanometers to be used in lithium batteries and generated no revenue. It was considered as a development stage company. In April 2006, DLXY began production and sales of cobaltosic oxide which is used as the anode of high capacity lithium ion rechargeable batteries. Sales are made primarily to battery manufacturers. Currently, all of DLXY’s operations and customers are located in the People’s Republic of China.

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

                 DLXY provides a comprehensive selection of cobalt products such as battery cobalt carbonate, nano-level cobaltosic oxide, and high-crystallinity ball lithium cobalt oxide. DLXY also provides substitute products including lithium iron phosphate (LiFePO4) developed through our research and development efforts. DLXY’s two main products, however, are cobaltosic oxide (Co3O4) and lithium cobalt oxide (LiCoO2), which are manufactured in its production facilities that span 24,000 square meters. DLXY has 12 production lines, a research and development facility, and employee housing. Prior to February 2009, 8 of the 12 productions lines were dedicated to manufacture of cobaltosic oxide, which aggregated to a production capacity of 1,500 tons per year. The remaining 4 production lines were dedicated to manufacturing lithium cobalt oxide, which aggregated to a capacity of 1000 tons per year.  Since February 2009, when DLXY converted 1 of the 8 production lines of cobaltosic oxide into 1 production line to produce lithium iron phosphate (LiFePO4) and 2 of the 4 production lines of lithium cobalt oxide into 2 production lines to produce lithium iron phosphate (LiFePO4), as of May 31, 2009, the production capacity of 7 production lines of cobaltosic oxide aggregates to 1,312.5 tons per year; and the production capacity of 2 production lines of lithium iron phosphate (LiFePO4) aggregates to 500 tons per year. With regards to lithium iron phosphate (LiFePO4), DLXY has in total 3 production lines with aggregate production capacity of 450 tons per year.

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

                 Cobalt ore is for anode materials of lithium ion batteries is currently in short supply in the People’s Republic of China (Source:http://www.xiangmu.com/project/109/1943.html).  In addition, cobaltosic oxide and lithium cobalt oxide continue to develop their presence, thus, presenting DLXY with noteworthy growth potential.

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

 In September 2008, we announced that we had completed trial production of lithium iron phosphate and successfully met the technical requirements of application after being tested by a PRC state authority. In November 2008, the China Brand Promoting Authority accredited DLXY’s “Tong Tong” branded lithium iron phosphate with the titles “Priority Choice of Government Procurement” and “Key Promoting Product of High-Tech Industry.”  Three battery manufacturers used our lithium iron phosphate (LiFePO4) to make their trial production of automotive power battery. They are Beijing Shuangsheng Sci-Tech Co., Ltd., Shangdong Shengong Battery New Technology Co., Ltd. and Hi-Power New Energy Group. From June of 2009, they have been testing the performance of the power batteries made of our lithium iron phosphate (LiFePO4). At the same time, these manufacturers also invited Dalian JiaoTong University and Dalian University of Technology to test these batteries. The testing is anticipated to be finished in late September 2009. The three manufacturers have sought, on a preliminary basis, to establish long-term procurement relationships with DLXY if the testing is successful.

 In May 2009, we announced that a next generation “green” power source, lithium iron phosphate,  had been developed by DLXY for use in batteries that power eco-friendly vehicles, like electric cars, hybrids and scooters. The first batch of lithium iron phosphate energy products came out of DLXY's production line in April 2009. The product successfully completed testing by two leading enterprises in the domestic power battery production industry, Shenzhen Shanshu Power Battery Technology Co., Ltd. and Zhangzhou Youke Energy Co., Ltd. These companies are now performing natural decay testing to determine the charge quality of batteries made with DLXY's lithium iron phosphate product.

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

                 In the People’s Republic of China, we have six main customers of our Co3O4, which comprises the bulk of our sales for financial year 2008.. These include Hunan Shanshan Advanced Material, CITIC Guoan Mengguli Corporation, Hunan Reshine New Material Co., Ltd., Changzhou PowerGenie Materials Co., Ltd., Xiamen Tungsten Co., Ltd, Beijing Easpring Material Technology Co., Ltd, Shaanxi Applied Physical Chemical Research Institute and ALT Cobalt and Nickel Products (Dalian). Co. Ltd. These companies are all the leading battery producers at the lithium ion battery market in the People’s Republic of China. Their combined total purchase capacity is 1000T/month. Our current production capacity is 50T/month. As Co3O4 has a seller’s market in the People’s Republic of China, we believe that these customers will purchase more from us as soon as we increase our production capacity. For the fiscal year ended May 31, 2008, one out of the six main customers accounted for 39% of our total revenue. However, production only began in April 2006. During 2007, we launched different marketing campaigns based on various strategies. We have added several customers such as Zhejiang Tianhong Energy Technology Co., Ltd., Zhejiang Wanma Battery Co., Ltd., Guangzhou Huaneng Battery Co., Ltd. and Shenzhen Sunristar Electronics Co., Ltd. In the international market, we have approached potential customers such as Panasonic, Sanyo, Maxell and Sumsung.

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

Raw Materials

                 We obtain our raw materials from only a few suppliers. However, there are an abundance of such suppliers available. For the fiscal year ended May 31, 2009, 47% of our raw materials came from one supplier, Aote Gunie Zhi Pin Co., Ltd. During the fiscal year ended May 31, 2009, DLXY purchased interests in a cobalt ore mine in the Congo, with the anticipation that such interests would provide us with an additional supply of raw material and would also enable us to sell these materials to other enterprises in this industry.

                 Currently, the export of crude ore is prohibited in Africa. Therefore, building the primary processing plant of cobalt ore in Africa can avoid the export limitation, save freight and ensure a stable supply of raw material. We plan to start the construction of such a processing plant in Congo in the second quarter of the 2010 fiscal year. We anticipate that the construction of the plant will cost approximately $2,000,000 to $3,000,000.  Once the processing plant is complete, we will benefit from reduced costs of raw materials and expect to be able to ensure a stable supply of raw material, which will provide us with a competitive advantage.

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

                 The Democratic Republic of Congo has also signed bilateral economic and trading agreements with 44 countries in the world, including the People’s Republic of China, joined 9 regional organizations including the Economic Community of Central African States, and joined in 14 international and multilateral economic and trading organizations including the International Tin Association and African, Caribbean, & Pacific Countries (ACP). The Democratic Republic of Congo entered into the General Agreement of Tariffs and Trade in 1971 and became a member of WTO in 1995. In 2002, it created a body of investment law which included a policy favorable toward foreign invested enterprise which stipulated that such enterprises with over USD 20,000 in capital can be exempted from taxes for 5 years and such enterprises with USD 1 million in capital are eligible for certain favorable policy treatments. The investment law is currently in the progress of revision.

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

 On July20, 2008, we finally received notification of approval from the State Intellectual Property Office for our patent application pursuant to term 54 of the Patent Law and No. 75 Announcement of Patent Bureau. The patent number and certificate will be formally granted to us on August 27, 2008.

 In November 2008, we announced that the China Brand Promoting Authority accredited DLX’s “Tong Tong” branded lithium iron phosphate with the titles “Priority Choice of Government Procurement” and “Key Promoting Product of High-Tech Industry.”

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

Research and Development

                 We spent $102,069 and $87,607 on research and development for the fiscal years ended May 31, 2009 and 2008, respectively. These research and development (R&D) costs were not added to the purchase price of our products and thus, were not passed along to our customers.

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

In September 2008, we announced that it had completed trial production of lithium iron phosphate and successfully met the technical requirements of application after being tested by a PRC state authority.

In March 2009, we announced that its in-house R&D, engineering and technical team had successfully completed testing on DLXY's latest energy power battery anode material, lithium iron phosphate.

In April 2009, we announced that the first samplings of DLXY's lithium iron phosphate product had been sent to Shenzhen Shanshu Power Battery Technology Co., Ltd., and Zhangzhou Youke Energy Co., Ltd., both based in Shenzhen, to conduct tests on the material's performance and battery life.

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

Employees

As of May 31, 2009, we have 258 employees, comprising 90 full-time employees and 168 part-time employees. Our full-time employees  include 41 people in marketing, 27 in manufacturing, 13 in research and development and quality control, 4 in financial and accounting, and 5 in general management..

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

               As of August 15, 2009 and May 31, 2009, we did not incur any construction costs.

Pursuant to a written agreement, DLXY has acquired the prospecting and mining rights of a cobalt mine in Congo, and plans to construct a processing plant in Congo. Construction will begin in the second quarter of the fiscal year 2010.  We anticipate that the construction of the plant will cost approximately $2,000,000 to $3,000,000.  For additional details on the purchase of the interests in the cobalt mine in Congo, see

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Our facilities are not covered by insurance.

Item 3.	Legal Proceedings.

Currently, we are not a party to any ongoing or pending legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

The Market for Our Common Stock

                Our shares of common stock, par value $0.001 per share, are quoted on the Nasdaq OTC Bulletin Board under the trading symbol “CSGH” where they have traded since September 2006. The following table sets forth the high and low bid prices for our common stock for the last two fiscal years as reported on the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low
August 31, 2008	$1.51	$0.90
November 30, 2008	$1.09	$0.26
February 28, 2009	$0.53	$0.20
May 31, 2009	$0.76	$0.19

August 31, 2007	$1.09	$0.26
November 30, 2007	$2.50	$0.26
February 29, 2008	$0.99	$0.51
May 31, 2008	$1.36	$0.30

On August 27, 2009, there were 679 shareholders of our common stock of record. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

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

               There were no equity compensation plans effective as of May 31, 2009.

Item 6.	Selected Financial Data.

The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere herein. The selected consolidated statements of operations data for the three financial years ended May 31, 2009; and the selected consolidated balance sheet data as of May 31, 2009 are derived from our consolidated financial statements, which are included elsewhere herein.

	YEARS ENDED MAY 31,
	2009	2008	2007
Statement of Income:

Revenue, net	37,033,483	25,294,221	8,275,066

Cost of revenue	23,444,655	15,664,692	4,875,078

Gross profit	13,588,828	9,629,529	3,399,988

Total operating expenses	2,099,753	426,384	1,999,803

Income (loss) from operations	11,489,075	9,203,145	1,400,185

Other income	35,449	27,800	-

Income tax expense	(2,943,786)	(2,490,819)	(804,189)

Net income (loss)	8,580,738	6,740,126	595,996

Other comprehensive income:
Foreign currency translation gain:	479,361	2,362,380	111,889

Comprehensive income (loss):	9,060,099	9,102,506	707,885

Basic earnings per share	0.16	0.13	0.01

Shares used in the calculation of basic earnings per share	53,422,971	53,422,971	49,478,020

Diluted earnings per share	0.16	0.13	0.01

Shares used in the calculation of diluted earnings per share	53,422,971	53,422,971	49,478,020

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of OperationsCautionary Notice Regarding Forward-Looking Statements

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

Results of Operations

Comparison of Year Ended May 31, 2009 to Year Ended May 31, 2008

Revenue

                   Revenue for the year ended May 31, 2009 totaled $37,033,483 compared to $25,294,221 for the year ended May 31, 2008, an increase of $11,739,262 or 46%. The increase resulted from new sources of sales channels and sales to our new customers.

Cost of Revenue

                   Cost of revenue for the year ended May 31, 2009 totaled $23,444,655 compared to $15,664,692 for the year ended May 31, 2008, an increase of $7,779,963 or 50%.  The increase resulted directly from increased production of our products which is in tandem with increased demand for them.

Gross Profit

Gross profit for the year ended May 31, 2009 was $13,588,828, an increase of $3,959,299 or 41% from $9,629,529 for the year ended May 31, 2008. The increase in gross profit was primarily due to revenue generated by increased customer demand and production, and consequently increased sales of our products.

General and Administrative Expense

General and administrative expense for the year ended May 31, 2009 totaled $1,423,013 compared to $1,111,777 for the year ended May 31, 2008, an increase of $311,236 or 27%. The increase resulted from the recent increase in the scale of the Company.

Recovery of allowance for doubtful accounts

Recovery of Allowance for doubtful accounts for the year ended May 31, 2009 totaled Nil compared to $806,400 for the year ended May 31, 2008, a decrease of $806,400 or 100%. The decrease resulted from recovery from the allowance for doubtful accounts as the doubtful accounts aged over 1 year were subsequently collected from a customer in July 2007. There is no such recovery for the year ended May 31, 2009.

Sales and marketing

Sales and marketing expense for the year ended May 31, 2009 totaled $574,671 compared to $ 33,400 for the year ended May 31, 2008, an increase of $541,271 or 1621%. The increase resulted from addition in sales channels.

Research and Development Expense

               Research and development expense for the year ended May 31, 2009 totaled $102,069 compared to $87,607 for the year ended May 31, 2008, an increase of $14,462 or 16%. The increase was primarily attributable to the hiring of additional research and development personnel.

Income From Operations

               Income from operations for the year ended May 31, 2009 totaled $11,489,075 compared to income from operation of $9,203,145 for the year ended May 31, 2008, an increase of $2,285,930 or 25%.  The increase resulted primarily from the increased customer demand for our products and consequently, increased sales.

Other Income

Interest income for the year ended May 31, 2009 was $35,449, an increase of $7,649 or 28% as compared to $27,800 for the year ended May 31, 2008.   The increase resulted primarily from interest income derived from cash in our bank accounts.

Income Taxes

Provision for income tax expenses was $2,943,786 for the year ended May 31, 2009, an increase of $452,967 or 18% as compared to $2,490,819 for the year ended May 31, 2008.  The increase resulted primarily from the increase in our revenue due to increased sales.

Foreign Currency Translation Gain

The foreign currency translation gain for the year ended May 31, 2009 was $479,361, an decrease of $1,883,019 or 80% as compared to $2,362,380 for the year ended May 31, 2008.  The decreases resulted from the slowdown in revaluation of the Renminbi against the U.S. dollar. This updated Renminbi valuation of DLXY’s assets and liabilities resulted in this gain.

Net Income

Net income for the year ended May 31, 2009 was $8,580,738, an increase of $1,840,612 or 27% as compared to $6,740,126 for the year ended May 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalent

Our cash and cash equivalent were $3,879,114 at the beginning of the year ended May 31, 2009 and increased to $9,209,953 by the end of the year ended May 31, 2009, an increase of $5,330,839 or 137%. This net change in cash and cash equivalents represented an increase of 74% or $2,264,888 from $3,065,951 for the year ended May 31, 2008.

Net cash provided by operating activities

              During the years ended May 31, 2009 and 2008, net cash provided by (used for) operating activities was $12,751,124 and $5,151,693, respectively, an increase of $7,599,431 or 147%.  This increase was due primarily to the growth in sales revenue with the decrease in inventory by $3,121,272, the increase in value-added tax payable by $329,511 and the increase in other payable and accrued liabilities by $93,496, the increase in income tax payable by $475,318 and the increase in accounts payable by $100,064, partially offset by the decrease in customer deposits by $363,191 and the increase in account receivable by $252,398 for the year ended May 31, 2008.

Net cash used in investing activities

Net cash used for investing activities was $7,524,373 and $2,471,927, for the years ended May 31, 2009 and 2008, respectively, an increase of $5,052,446 or 204%. The increase was primarily attributable to the purchase of equipment.

Effect of exchanges rates changes on cash and cash equivalent

Effect of exchanges rate changes on cash and cash equivalent resulted in $104,088 for the year ended May 31, 2009, a decrease of $282,097 or 73% compared to $386,185 for the year ended May 31, 2008.

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

Contractual Obligations and Commitments

We leased an office premise under a non-cancelable operating lease agreement for a period of ten years, due July 25, 2010. The annual lease payment is $7,291.

On June 9, 2007, our subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years.  As of May 31, 2009, DLXY had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

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

New Financial Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), “Business Combinations” ("FAS 141R"), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R becomes effective for fiscal periods beginning after December 15, 2008. This accounting standard will be applied to acquisitions occurring after May 31, 2009, and will also require the Company to expense any costs related to such acquisitions.

In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” ("FAS 160"), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. FAS 160 will apply to the Company with respect to any acquisitions, that the Company complete on or after January 1, 2009, which will result in a noncontrolling interest.

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("FAS 162"). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). FAS 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect FAS 162 will result in a change in current practice. The application of FAS 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("FAS 163"). FAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The application of FAS 163 will have no effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The adoption of this FSP did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company’s adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” ("FAS 165") which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. FAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, FAS 165 requires disclosure of the date through which subsequent events were evaluated. FAS 165 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” ("FAS 166"). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("FAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” (“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Company expects to conform its consolidated financial statements and related notes to the new Codification for the quarter ending November 30, 2009.

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

                   Our financial statements for the year ended May 31, 2009 are attached hereto, beginning F-1 through F-19.

CHINA SUN GROUP HIGH-TECH CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Sun Group High-Tech Co.

We have audited the accompanying consolidated balance sheets of China Sun Group High-Tech Co. and its subsidiaries (“the Company”) as of May 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended May 31, 2009 and 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2009 and 2008, and the results of operations and cash flows for the years ended May 31, 2009 and 2008 and in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Certified Public Accountants

Hong Kong, China
August 28, 2009

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of May 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,209,953	$3,879,114
Accounts receivable, trade	1,580,220	1,302,176
Inventories	1,657,023	4,705,189
Value-added tax receivable	124,627	447,346
Deposits and prepayments	439,560	73,235

Total current assets	13,011,383	10,407,060

Non-current assets:
Technical know-how	2,608,059	-
Property, plant and equipment, net	19,630,119	14,598,684

TOTAL ASSETS	$35,249,561	$25,005,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$847,796	$733,490
Customer deposits	-	338
Income tax payable	1,476,030	980,027
Other payables and accrued liabilities	1,022,303	448,556

Total liabilities	3,346,129	2,162,411

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; none of shares issued and outstanding as of May 31, 2009 and 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,422,971 shares and 53,422,971 shares issued and outstanding as of May 31, 2009 and 2008	53,423	53,423
Additional paid-in capital	9,585,204	9,585,204
Accumulated other comprehensive income	3,067,549	2,588,188
Statutory reserve	1,387,775	899,819
Retained earnings	17,809,481	9,716,699

Total stockholders’ equity	31,903,432	22,843,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,249,561	$25,005,744

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended May 31,
	2009	2008

Revenues, net	$37,033,483	$25,294,221

Cost of revenue (inclusive of depreciation)	23,444,655	15,664,692

Gross profit	13,588,828	9,629,529

Operating expenses:
Sales and marketing	574,671	33,400
Recovery of allowance for doubtful accounts	-	(806,400)
Research and development	102,069	87,607
General and administrative	1,423,013	1,111,777

Total operating expenses	2,099,753	426,384

INCOME FROM OPERATIONS	11,489,075	9,203,145

Other income:
Interest income	35,449	27,800

INCOME BEFORE INCOME TAXES	11,524,524	9,230,945

Income tax expense	(2,943,786)	(2,490,819)

NET INCOME	$8,580,738	$6,740,126

Other comprehensive income:
- Foreign currency translation gain	479,361	2,362,380

COMPREHENSIVE INCOME	$9,060,099	$9,102,506

Net income per share – Basic and diluted	$0.16	$0.13

Weighted average number of shares outstanding during the year – Basic and diluted	53,422,971	53,422,971

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended May 31,
	2009	2008
Cash flows from operating activities:
Net income	$8,580,738	$6,740,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	666,657	423,781
Recovery of allowance for doubtful accounts	-	(806,400)
Changes in operating assets and liabilities:
Accounts receivable, trade	(252,398)	4,504,302
Inventories	3,121,272	(4,448,436)
Value-added tax receivable	329,511	(661,467)
Deposits and prepayments	(363,191)	(69,268)
Accounts payable, trade	100,064	75,948
Customer deposits	(343)	(713,415)
Income tax payable	475,318	86,788
Other payables and accrued liabilities	93,496	19,734
Net cash provided by operating activities	12,751,124	5,151,693

Cash flows from investing activities:
Payment on technical know-how	(2,206,150)	-
Purchase of plant and equipment	(3,785,437)	(2,471,927)
Payment on construction in progress	(1,532,786)	-
Net cash used in investing activities	(7,524,373)	(2,471,927)

Effect of exchange rate changes on cash and cash equivalents	104,088	386,185

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,330,839	3,065,951

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,879,114	813,163

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,209,953	$3,879,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,468,468	$2,390,636
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Statutory	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	capital	income	reserve	earnings	equity
Balance as of June 1, 2007	-	$-	53,422,971	$53,423	$9,585,204	$225,808	$-	$3,876,392	$13,740,827

Net income for the year	-	-	-	-	-	-	-	6,740,126	6,740,126

Appropriation to statutory reserve	-	-	-	-	-	-	899,819	(899,819	-

Foreign currency translation adjustment	-	-	-	-	-	2,362,380	-	-	2,362,380

Balance as of May 31, 2008	-	-	53,422,971	$53,423	$9,585,204	$2,588,188	$899,819	$9,716,699	$22,843,333

Net income for the year	-	-	-	-	-	-	-	8,580,738	8,580,738

Appropriation to statutory reserve	-	-	-	-	-	-	487,956	(487,956)	-

Foreign currency translation adjustment	-	-	-	-	-	479,361	-	-	479,361

Balance as of May 31, 2009	-	$-	53,422,971	$53,423	$9,585,204	$3,067,549	$1,387,775	$17,809,481	$31,903,432

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
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

Respectively, on September 6, 2006 and May 30, 2008, CSGH entered a stock exchange transaction with Da Lian Xin Yang High-Tech Development Co., Ltd (“DLX”), whereby 40,000,000 new shares of common stock of CSGH pursuant to Regulation S under the Securities Act of 1933, as amended, were issued to the owners of DLX in exchange for 100% equity interest in DLX. The stock exchange transaction was effectively completed on February 28, 2007. DLX was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on August 16, 2000 with its principal place of business in Da Lian City, Liaoning Province, the PRC. Upon the completion of this transaction, DLX became a wholly-owned subsidiary of the Company.

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

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

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

The consolidated financial statements include the financial statements of CSGH and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

The Company is required to remit VAT collected to the tax authority, but may deduct VAT it has paid on eligible purchases. To the extent that the Company paid more than collected, the difference represents the net VAT recoverable balance at the balance sheet date. As of May 31, 2009, the Company has VAT receivable of $124,627 in the consolidated financial statements.

●	Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor, depreciation and manufacturing overhead that are directly attributable to the production. Shipping and handling costs are included in cost of revenue.

●	Advertising cost

The Company expenses advertising costs as incurred in accordance with SOP 93-7 “Reporting for Advertising Costs”. Advertising expenses of $554,205 and $114 were incurred for the years ended May 31, 2009 and 2008, respectively.

●	Research and development costs

Research and development costs mainly related to labor cost incurred in the development of new products and manufacturing methods and are charged to expense as incurred. The Company incurred $102,069 and $87,607 for the years ended May 31, 2009 and 2008, respectively.

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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of May 31, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

●	Technical know-how

Technical know-how represents the developed product technology acquired from a third party and is carried at its purchase cost, net of accumulated amortization. The Company determined that the estimated useful life of the acquired technology is 15 years and subject to amortization using a straight-line basis over the estimated useful life when its developed products are approved by the local government agency.

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

●	Construction in progress

Construction in progress is stated at cost, which includes the cost of construction, acquisition of plant and equipment and other direct costs attributable to the construction. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

●	Valuation of long-lived assets

Long-lived assets primarily include technical know-how and property, plant and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of May 31, 2009.

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
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended May 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of May 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:
	May 31, 2009	May 31, 2008
Year end RMB: US$1 exchange rate	6.825	6.953
Average yearly RMB: US$1 exchange rate	6.858	7.351

●	Retirement plan costs

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

●	Fair value measurement

The Company has adopted SFAS No. 157, “Fair Value Measurements” ("FAS 157"), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and for all non-financial instruments accounted for at fair value on a non-recurring basis. FAS 157 establishes a new framework for measuring fair value and expands related disclosures. The Company has also adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), “Business Combinations” ("FAS 141R"), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R becomes effective for fiscal periods beginning after December 15, 2008. This accounting standard will be applied to acquisitions occurring after May 31, 2009, and will also require the Company to expense any costs related to such acquisitions.

In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” ("FAS 160"), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. FAS 160 will apply to the Company with respect to any acquisitions, that the Company complete on or after January 1, 2009, which will result in a noncontrolling interest.

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("FAS 162"). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). FAS 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect FAS 162 will result in a change in current practice. The application of FAS 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("FAS 163"). FAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The application of FAS 163 will have no effect on the Company's financial position, results of operations or cash flows.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The adoption of this FSP did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company’s adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” ("FAS 165") which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. FAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, FAS 165 requires disclosure of the date through which subsequent events were evaluated. FAS 165 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” ("FAS 166"). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("FAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” (“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Company expects to conform its consolidated financial statements and related notes to the new Codification for the quarter ending November 30, 2009.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

3.         ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the years ended May 31, 2009 and 2008.

4.         TECHNICAL KNOW-HOW

In March 2009, the Company’s subsidiary, DLX entered into an agreement (the “Agreement”) with an independent third party, Mr. Wang Ka Gui to acquire the technology to develop a new product, lithium iron phosphate, which is used as anode material for the new generation of lithium ion batteries. Pursuant to the Agreement, Mr. Wang Ka Gui agreed not to re-sell or disclose to third party under the confidentiality covenant. The total purchase price of the technology was approximately $2,608,059 (equivalent to RMB17,800,000). The Company has determined that the technology has an estimated useful life of 15 years and is being amortized on a straight-line method over its useful life when its products are approved by the local government agency. The Company expects that the approval will be granted in the coming third or fourth quarter.

To make use of this technology, the Company has been developing a production facility for the manufacturing purpose of lithium ion batteries under this technology during the fourth quarter of 2009. The development is scheduled to be fully completed in September 2009 and will begin depreciating at the time when the assets are substantially complete and ready for their intended use.

As of May 31, 2009, the Company incurred and capitalized $1,540,220 as “construction in progress” under the caption of “Property, plant and equipment” in Note 5.

5.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of:

	As of May 31,
	2009	2008

Building	$6,308,373	$6,308,373
Plant and machinery	11,181,025	7,358,776
Office equipment	205,467	159,109
Motor vehicle	34,816	34,816
Construction in progress	1,540,220	-
Foreign translation difference	2,187,536	1,873,731
	21,457,437	15,734,805
Less: accumulated depreciation	(1,696,209)	(1,029,552)
Less: foreign translation difference	(131,109)	(106,569)
Property, plant and equipment, net	$19,630,119	$14,598,684

Depreciation expenses for the years ended May 31, 2009 and 2008 were $666,657 and $423,781, which included $409,514 and $187,684 in cost of revenue, respectively.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

6.         OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	As of May 31,
	2009	2008

Welfare payable	$293,262	$216,527
Accrued operating expenses	126,209	57,529
Payable to equipment vendor	83,623	-
Purchase price payable for technical know-how	391,209	-
Other payable	128,000	174,500
Other payables and accrued liabilities	$1,022,303	$448,556

7.         INCOME TAXES

For the years ended May 31, 2009 and 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Years ended May 31,
	2009	2008
Tax jurisdiction from:
– Local	$(251,544)	$(180,403)
– Foreign	11,776,068	9,411,348
Income before income taxes	$11,524,524	$9,230,945

The provision for income taxes consisted of the following:

	Years ended May 31,
	2009	2008
Current tax:
– Local	$-	$-
– Foreign	2,943,786	2,490,819

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$2,943,786	$2,490,819

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

As of May 31, 2009, the operation in the United States of America incurred $962,859 of cumulative net operating losses carryforwards for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the years ended May 31, 2009 and 2008 are as follows:

	Years ended May 31,
	2009	2008

Income before income taxes	$11,776,068	$9,411,348
Income statutory tax rate	25%	25%
Income tax calculated at statutory income tax rate	2,944,017	2,352,837

Effect of tax rate differential	-	439,196
Add: items not taxable or deductible to taxes
- Recovery from allowance for doubtful accounts	-	(239,232)
- Provision for employees’ benefits	-	18,375
- Pre-operating expenses and others	(231)	(80,357)
Income tax expense	$2,943,786	$2,490,819

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of May 31, 2009 and 2008:

	As of May 31,
	2009	2008
Deferred tax assets:
- Net operating loss carryforwards	$327,372	$211,024
Less: valuation allowance	(327,372)	(211,024)
Deferred tax assets	$-	$-

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $327,372 as of May 31, 2009. During the year ended May 31, 2009, the valuation allowance increased by $116,348, primarily relating to net operating loss carryforwards from the local tax regime.

8.         CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company’s subsidiary in the PRC is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $136,916 and $91,890 for the years ended May 31, 2009 and 2008, respectively.

9.         STATUTORY RESERVE

Under the PRC Law, the Company’s subsidiaries are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended May 31, 2009 and 2008, the Company’s PRC subsidiaries contributed $487,956 and $899,819 to statutory reserve, respectively.

10.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended May 31, 2009 and 2008, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Year ended May 31, 2009		May 31, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$8,019,714	22%	$-
Customer B	8,835,640	24%	293,040
Customer D	4,869,282	13%	439,560
Customer F	7,250,297	19%	293,040
Total:	$28,974,933	78%	1,025,640

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Year ended May 31, 2008		May 31, 2008
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$9,882,800	39%	$1,100,824
Customer B	3,596,383	14%	-
Customer C	3,233,339	13%	129,441
Customer D	2,861,287	12%	71,911
Customer E	2,588,322	10%	-
Total:	$22,162,131	88%	$1,302,176

For the years ended May 31, 2009 and 2008, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)	Major vendors

For the years ended May 31, 2009 and 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Year ended May 31, 2009		May 31, 2009
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$8,860,612	47%	$-
Vendor B	6,312,345	34%	385,348
Vendor C	3,493,115	19%	462,448
Total:	$18,666,072	100%	$847,796

	Year ended May 31, 2008		May 31, 2008
	Purchases	Percentage of purchase	Accounts Payable

Vendor A	$7,980,980	41%	$733,490
Vendor B	6,129,853	31%	-
Vendor C	5,560,048	28%	-
Total:	$19,670,881	100%	$733,490

For the years ended May 31, 2009 and 2008, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

(e)         Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

11.	COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 10 years, due July 25, 2010. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $7,291 and $6,802 for the years ended May 31, 2009 and 2008.

As of May 31, 2009, the Company has the future minimum rental payments of $7,326 under the operating lease agreement within the next 12 months.

(b)         Capital commitment

On June 9, 2007, the Company’s subsidiary, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLX is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of May 31, 2009, the Company had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None of the principal accountant’s reports on the financial statements for either of the past two years contains an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with ZYCPA Company Limited on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Under the supervision and with the participation of our management, with the participation of our Certifying Officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2009, based upon the framework in Internal Control―― Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of May 31, 2009. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)               Directors and Executive Officers

                   Each director is elected for a one year term until the next annual meeting of shareholders and their successors are elected and qualified.

                   The following is a list of the names and ages of our directors and executive officers:

Name	Age	Position	Date of Incumbency
Mr. Wang, Bin	44	President, Chief Executive Officer, and Chairman of the Board	September 30, 2006
Mr. Wang, Yu Long	45	Vice President	October 30, 2006
Ms. Liu, Ming Fen	57	Chief Financial Officer	September 30, 2006
Ms. Li, Zhi	38	Director	September 30, 2006
Ms. Wang, Jiao	25	Director	September 30, 2006
Mr. Sui, Fudong	54	Director	August 17, 2007
Mr. Li, Gang	30	Director	August 17, 2007
Ms. Liu, Yefei	32	Director	August 17, 2007
Mr. Ren, Fuqiu	44	Director	August 17, 2007

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

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies, and  there are no family relationships among our directors or officers.

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

▪	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

▪	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

▪
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

▪
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

(b)	Audit Committee

     We do not presently have an audit committee. Our board of directors currently acts as our audit committee.  Our Board of Directors has determined that Fudong Sui, Gang Li, Yefei Liu, and. Fuqiu Ren qualifies as an "independent" director as the term is defined in Item 407(a)(1) of Regulation S-K. Our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is. Our board of directors is in the process of searching for a suitable candidate for this position.

(c)	Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

(d)	Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

(e)	Section 16 (a) Compliance

               Not applicable.

(f)	Code of Ethics

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

•	Compliance with applicable governmental laws, rules and regulations.
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code.
•	Accountability for adherence to the code.

(g)	Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing our last annual report with the SEC on August 22, 2008.

Item 11.	Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid by China Sun High-Tech Co. and its subsidiaries to Wang Bin , its Chief Executive Officer, and Ms. Ming Fen Liu, its Chief Financial Officer for services rendered in all capacities to the Company during the years ended May 31, 2009 and 2008.  There were no other executive officers whose total salary and bonus for the fiscal year ended May 31, 2009 exceeded $100,000.

Name and Principal Position	Year	Salary (cash or non-cash) ($)	Bonus (cash or non-cash) ($)	Stock-Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Bin (Chief Executive Officer)	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--
Ming Fen Liu (Chief Financial Officer)	2009	26,400	--	--	--	--	--	--	26,400
	2008	26,400	--	--	--	--	--	--	26,400

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

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

DLXY entered into Labor Contracts with each of Ms. Ming Fen Liu and Mr. Yu-long Wang on January 15, 2004. Pursuant to such agreements, Ms. Liu was hired as Chief Financial Officer and Mr. Wang was hired as Vice President. The terms of their employment were 5 years and were renewed for another 5 years on January 15, 2009. Their monthly compensation is RMB 15,000 each. Mr. Bin Wang has no formal employment agreement with DLXY.On January 15, 2009, DLXY entered into another 5-year labor contracts with Ms. Ming Fen Liu and Mr. Yu-long Wang from January 15, 2009. The terms of the new contracts are the same as the original contracts.

From February 2004, inception, through May 31, 2009, we did not issue any stock options.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 27, 2009, by (i) each person who “beneficially” owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is c/o China Sun Group High-Tech Co., 1 Hutan Street, Zhongshan District, Dalian, the People’s Republic of China.

Directors and Executive Officers:	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Bin Wang	25,500,000	(3)	47.7%(3)
Yu Long Wang	0		*
Ming Fen Liu	10,000		*
Zhi Li	25,500,000	(3)	47.7%(3)
Jiao Wang	25,500,000	(3)	47.7%(3)
Fudong Sui	0		*
Gang Li	0		*
Yefei Liu	0		*
Fuqiu Ren	-		-
Officers and directors as a group (5 persons)	25,510,000		47.8%

*	Represents less than 1%

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

(2)
Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of August 27, 2009 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights, if applicable.

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

           For the fiscal years ended May 31, 2009 and May 31, 2008, ZYCPA Company Limited has billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2009	2008
Audit Fees (1)	51,000	67,500

Tax Fees	-	-

All Other Fees	-	-

Total	51,000	67,500

(1)
Services rendered for the audit of our annual financial statements included in our report on Form 10-K and the reviews of the financial statements included in our reports on Forms 10-Q filed with the SEC.

PART IV

Item 15.                                Exhibits, Financial Statements Schedules

Exhibit Number	Exhibit Description	Footnote Reference
3.1	Articles of Incorporation of Capital Resource Funding, Inc. filed on February 6, 2004	(1)

3.2	Amendment to the Articles of Incorporation of Capital Resource Funding, Inc. filed March 21, 2005.	(2)

3.3	Bylaws of Capital Resource Funding, Inc.	(1)

10.1	Consulting Agreement between Capital Resource Funding, Inc. and Greentree Financial Group, Inc.	(1)

10.2	Promissory Note with Greentree Financial Group, Inc.	(1)

10.3	Letter of Intent between Capital Resource Funding, Inc. and HairMax International, Inc.	(1)

10.4	Plan of Exchange dated September 6, 2006 by and among Capital Resource Funding, Inc., Dalian Xinyang	(4)
	High-Tech Development Co. Ltd., the shareholders of Sun Group, and David Koran.

10.5	Escrow Agreement by and among Capital Resource Funding, Inc., David Koran,	(3)
	Dalian Xinyang High-Tech Development Co., Ltd., the Shareholders of Dalian Xinyang High-Tech
	Development Co., Ltd., and Greentree Financial Group, Inc.

10.6	Lock-up Agreement with David Koran dated September 7, 2006.	(3)

10.7	Lock-up Agreement with Laura Koran dated September 7, 2006.	(3)

10.8	Lock-up Agreement with Richard Koran dated September 7, 2006.	(3)

10.9	Labor Contract between Capital Resource Funding, Inc. and Ming Fen Liu dated January 15, 2004	(6)

10.10	Labor Contract between Capital Resource Funding, Inc, and Yu-long Wang dated January 15, 2004

14	Code of Ethics	(5)

23.1	Consent of ZYCPA Company Limited.	*

31.1	Rule 13a 14a/15d 14(a) Certification.	*

31.2	Rule 13a 14a/15d 14(a) Certification.	*

32	Certification of principal executive officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

(1)	Incorporated by reference from the Registration Statement on Form SB-2 of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on August 16, 2004. File no. 333-118259.
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

China Sun Group High-Tech Co.

Dated: August 27, 2009	By: /s/ Bin Wang
Name: Bin Wang
Title: Chief Executive Officer
(Principal Executive Officer)
        Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bin Wang Bin Wang	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 28, 2009

/s/ Ming Fen Liu Ming Fen Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	August 28, 2009

August 28, 2009
/s/ Zhi Li Zhi Li	Director

/s/ Jiao Wang Jiao Wang	Director	August 28, 2009

/s/ Fudong Sui Fudong Sui	Director	August 28, 2009

/s/ Gang Li Gang Li	Director	August 28, 2009

/s/ Yefei Liu Yefei Liu	Director	August 28, 2009

/s/ Fuqiu Ren Fuqiu Ren	Director	August 28, 2009