Form 10-Q
period 2009-08-31
CHINA SUN GROUP HIGH-TECH CO
filed 2009-10-15
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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
☑ Yes  □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    □ Yes□ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

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

There are presently 53,422,971 shares of common stock, $.001 par value, issued and outstanding as of October 9, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	8
Item 1A.	Risk Factors.	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8
Item 3.	Defaults Upon Senior Securities.	8
Item 4.	Submission of Matters to a Vote of Security Holders.	8
Item 5.	Other Information.	8
Item 6.	Exhibits.	8

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of August 31, 2009 and May 31, 2009	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended August 31, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended August 31, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-15

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 2009 AND MAY 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,413,650	$9,209,953
Accounts receivable, trade	1,387,333	1,580,220
Inventories	437,802	1,657,023
Value-added tax receivable	-	124,627
Deposits and prepayments	228,565	439,560

Total current assets	13,467,350	13,011,383

Non-current assets:
Technical know-how	2,601,883	2,608,059
Property, plant and equipment, net	20,414,033	19,630,119

TOTAL ASSETS	$36,483,266	$35,249,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$8,741	$847,796
Income tax payable	1,388,179	1,476,030
Other payables and accrued liabilities	1,194,844	1,022,303

Total liabilities	2,591,764	3,346,129

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; none of shares issued and outstanding as of August 31, 2009 and May 31, 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,422,971 shares issued and outstanding as of August 31, 2009 and May 31, 2009	53,423	53,423
Additional paid-in capital	9,585,204	9,585,204
Accumulated other comprehensive income	2,992,276	3,067,549
Statutory reserve	1,387,775	1,387,775
Retained earnings	19,872,824	17,809,481

Total stockholders’ equity	33,891,502	31,903,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,483,266	$35,249,561

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended August 31,
	2009	2008

Revenues, net	$9,313,336	$10,986,891

Cost of revenue (inclusive of depreciation)	6,254,566	6,834,309

Gross profit	3,058,770	4,152,582

Operating expenses:
Sales and marketing	23,294	369,681
Research and development	25,575	24,641
Depreciation	64,503	63,793
General and administrative	177,175	475,306

Total operating expenses	290,547	933,421

INCOME FROM OPERATIONS	2,768,223	3,219,161

Other income:
Interest income	8,058	8,011

INCOME BEFORE INCOME TAXES	2,776,281	3,227,172

Income tax expense	(712,938)	(838,385)

NET INCOME	$2,063,343	$2,388,787

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(75,273)	387,157

COMPREHENSIVE INCOME	$1,988,070	$2,775,944

Net income per share – Basic and diluted	$0.04	$0.04

Weighted average number of shares outstanding during the period – Basic and diluted	53,422,971	53,422,971

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended August 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,063,343	$2,388,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	210,253	165,331
Changes in operating assets and liabilities:
Accounts receivable, trade	189,105	223,770
Inventories	1,215,028	2,460,702
Value-added tax receivable	359,074	619,916
Deposits and prepayments	209,908	(457,664)
Accounts payable, trade	(836,861)	231,921
Customer deposits	-	593,685
Income tax payable	(84,338)	838,385
Other payables and accrued liabilities	(60,292)	25,436
Net cash provided by operating activities	3,265,220	7,090,269

Cash flows from investing activities:
Purchase of plant and equipment	(16,313)	(3,068)
Addition of construction in progress	(1,024,155)	-
Net cash used in investing activities	(1,040,468)	(3,068)

Effect of exchange rate changes on cash and cash equivalents	(21,055)	122,692

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,203,697	7,209,893

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,209,953	3,879,114

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,413,650	$11,089,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$797,276	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from construction in progress to property, plant and equipment	$2,560,385	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Statutory	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	capital	income	reserve	earnings	equity

Balance as of June 1, 2009	-	-	53,422,971	$53,423	$9,585,204	$3,067,549	$1,387,775	$17,809,481	$31,903,432

Net income for the period	-	-	-	-	-	-	-	2,063,343	2,063,343

Foreign currency translation adjustment	-	-	-	-	-	(75,273)	-	-	(75,273)

Balance as of August 31, 2009	-	$-	53,422,971	$53,423	$9,585,204	$2,992,276	$1,387,775	$19,872,824	$33,891,502

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1                BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of May 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended August 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2010 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2009.

NOTE-2                   ORGANIZATION AND BUSINESS BACKGROUND

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

CSGH and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE-3                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of CSGH and its subsidiaries. All significant inter-company balances and transactions among CSGH and its subsidiaries have been eliminated upon consolidation.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of August 31, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Technical know-how

Technical know-how represents the developed product technology acquired from a third party and is carried at its purchase cost, net of accumulated amortization. The Company determined that the estimated useful life of the acquired technology is 15 years and subject to amortization using a straight-line basis over the estimated useful life when its developed products are approved by the government agency.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Long-lived assets primarily include technical know-how and property, plant and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of August 31, 2009.

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the period ended August 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of August 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	August 31, 2009	August 31, 2008
Period-end RMB:US$1 exchange rate	6.8412	6.8452
Average monthly RMB:US$1 exchange rate	6.8427	6.8991

●	Segment reporting

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

The Company adopts SFAS No. 157, “Fair Value Measurements” (FAS 157), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. The Company has also adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

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

NOTE-4                   ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the period ended August 31, 2009 and 2008.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-5                   TECHNICAL KNOW-HOW

In March 2009, the Company’s subsidiary, Dalian Xinyang High-Tech Development Co. Ltd (”DLXY”) entered into an agreement (the “Agreement”) with an independent third party, Mr. Wang Ka Gui to acquire the technology to develop a new product, lithium iron phosphate, which is used as anode material for the new generation of lithium ion batteries. Pursuant to the Agreement, Mr. Wang Ka Gui agreed not to re-sell or disclose to third party under the confidentiality covenant. The total purchase price of the technology was approximately $2,608,059 (equivalent to RMB17,800,000). The Company has determined that the technology has an estimated useful life of 15 years and is being amortized on a straight-line method over its useful life when its products are approved by the government agency. The approval was granted to the Company in late August 2009.

To make use of this technology, the Company has developed a production facility for the manufacturing purpose of lithium ion batteries under this technology and the development project is completed in September 2009 and will begin depreciating at the time when the assets are substantially complete and ready for their intended use. As of August 31, 2009, the Company has totally expended $2,560,385 on developing the plant and machinery for the application of the technology which was recorded under “Property, plant and equipment” in Note 6.

NOTE-6                   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of:

	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)

Building	$6,308,373	$6,308,373
Plant and machinery	13,757,724	11,181,025
Office equipment	205,467	205,467
Motor vehicle	34,816	34,816
Construction in progress	-	1,540,220
Foreign translation difference	2,140,944	2,187,536
	22,447,324	21,457,437
Less: accumulated depreciation	(1,906,463)	(1,696,209)
Less: foreign translation difference	(126,828)	(131,109)
Property, plant and equipment, net	$20,414,033	$19,630,119

Depreciation expenses for the period ended August 31, 2009 and 2008 were $210,253 and $165,331, which included $145,750 and $101,538 in cost of revenue, respectively.

NOTE-7                   OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)

Welfare payable	$292,568	$293,262
Accrued operating expense	149,171	126,209
Payable to equipment vendor	-	83,623
Purchase price payable for technical know-how	390,282	391,209
VAT payable	234,823	-
Other payable	128,000	128,000
Other payables and accrued liabilities	$1,194,844	$1,022,303

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-8                   INCOME TAXES

For the period ended August 31, 2009 and 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Three months ended August 31,
	2009	2008
Tax jurisdiction from:
– Local	$(62,543)	$(127,016)
– Foreign	2,838,824	3,354,188
Income before income taxes	$2,776,281	$3,227,172

The provision for income taxes consisted of the following:

	Three months ended August 31,
	2009	2008
Current tax:
– Local	$-	$-
– Foreign	-	-

Deferred tax:
– Local	-	-
– Foreign	712,938	838,385

Income tax expense	$712,938	$838,385

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company operates in various countries: United States of America and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Delaware and is subject to the tax laws of the United States of America.

As of August 31, 2009, the operation in the United States of America incurred $1,025,403 of cumulative net operating losses carryforwards for federal tax purposes, which are available to offset future taxable income. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the periods ended August 31, 2009 and 2008 are as follows:

	Three months ended August 31,
	2009	2008

Income before income taxes	$2,838,824	$3,354,188
Income statutory tax rate	25%	25%
Income taxes calculated at statutory income tax rate	709,706	838,547

Add: items not deductible to taxes
- Provision and accrued expenses	1,826	(162)
- Prior year’s adjustment	1,406	-
Income tax expense	$712,938	$838,385

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of August 31, 2009 and May 31, 2009:

	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)
Deferred tax assets:
- Net operating loss carryforwards	$348,987	$327,723
Less: valuation allowance	(348,987)	(327,723)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $348,987 as of August 31, 2009. During the period ended August 31, 2009, the valuation allowance increased by $21,264, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE-9                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the periods ended August 31, 2009 and 2008, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended August 31, 2009		August 31, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$1,755,308	19%	$609,975
Customer D	1,640,989	18%	302,466
Customer E	1,919,462	21%	352,837
Customer F	927,200	10%	-
Total:	$6,242,959	67%	$1,265,278

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended August 31, 2008		August 31, 2008
	Revenues	Percentage of revenues	Trade accounts receivable
Customer B	$7,239,841	66%	$1,097,151
Customer D	2,613,066	24%	-
Total:	$9,852,907	90%	$1,097,151

For the periods ended August 31, 2009 and 2008, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)	Major vendors

For the periods ended August 31, 2009 and 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Three months ended August 31, 2009		August 31, 2009
	Purchases	Percentage of purchase	Accounts payable
Vendor A	$2,544,963	54%	$-
Vendor B	1,240,858	26%	-
Vendor C	946,971	20%	-
Total:	$4,732,792	100%	$-

	Three months ended August 31, 2008		August 31, 2008
	Purchases	Percentage of purchase	Accounts Payable
Vendor B	$2,171,834	32%	$-
Vendor C	2,179,175	32%	978,788
Total:	$4,351,009	64%	$978,788

For the periods ended August 31, 2009 and 2008, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE-10                      COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 10 years, due July 25, 2010. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $1,826 and $1,812 for the period ended August 31, 2009 and 2008.

As of August 31, 2009, the Company has the future minimum rental payments of $6,698 under the operating lease agreement within the next 12 months.

(b)         Capital commitment

On June 9, 2007, the Company’s subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of August 31, 2009, the Company had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended August 31, 2009 and August 31, 2008

Net Revenue

Net revenue for the three months period ended August 31, 2009 totaled $9,313,336, as compared to $10,986,891 for the three months ended August 31, 2008. This represents a decrease of $1,673,555 or 15% for the three months period compared to 2008. The decrease in revenue was primarily attributable to the general decrease of the market prices.

Cost of Revenue

Cost of revenue for the three months period ended August 31, 2009 totaled $6,254,566, compared to $6,834,309 for the three months ended August 31, 2008. This represents a decrease of $579,743 or 8% for the three months period compared to 2008. The decrease in cost of revenue was primarily attributable to general decrease of the market prices.

Gross Profit

Gross profit for the three months period ended August 31, 2009 was $3,058,770, a decrease of $1,093,812 or 26% from $4,152,582 for the corresponding period in 2008.  The decrease in gross profit was primarily due to the transformation of production lines and consequently both production and sales volume decreased. The decrease in sales margin was mainly due to higher rate of decrease of market prices than the decrease of prices for material costs.

Sales and Marketing Expenses

Sales and marketing expenses for the three months period ended August 31, 2009 totaled $23,294, compared to $369,681 for the three months ended August 31, 2008. This represents a decrease of $346,387 or 94% for the three months period compared to 2008. The decrease was primarily attributable to the one-off advertising and promotion expenses of $559,000 during the three months period ended August 31, 2008.

General and Administrative Expenses

           General and administrative expenses for the three months period ended August 31, 2009 totaled $177,175, compared to $475,306 for the three months ended August 31, 2008. This represents a decrease of $298,131 or 63% for the three months period compared to 2008. The decrease was primarily attributable to the one-off property repairing expenses of $210,000 during the three months period ended August 31, 2008.

Income from Operations

Income from operations for the three months period ended August 31, 2009 totaled $2,768,223, compared to $3,219,161 for the three months ended August 31, 2008. This represents a decrease of $450,938 or 14% for the three months period compared to 2008. The decrease resulted primarily from the general decrease of the market prices.

Income Taxes

Provision for income tax expense was $712,938 for the three months ended August 31, 2009, a decrease of $125,447 or 15% as compared to $838,385 for the corresponding period in 2008. The decrease resulted primarily from the decrease in sales during the period.

Net Income

Net income for the three months ended August 31, 2009 was $2,063,343, a decrease of $325,444 or 14% as compared to the net income of $2,388,787 for the corresponding period in 2008. The decrease was primarily attributable to the decrease in sales in the three months ended August 31, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $9,209,953 at the beginning of the three months ended August 31, 2009 and increased to $11,413,650 by the end of period. There was an increase of $2,203,697 or 24% for the three months period ended August 31, 2009.

Net cash provided by operating activities

During the three months period ended August 31, 2009, net cash generated from operating activities was $3,265,220. The cash inflow from operation for the period was primarily attributable to net income generated from sales of products and decrease of inventories.

Net cash used in investing activities

Net cash used in investing activities was $1,040,468 for the three months ended August 31, 2009. The cash outflow was primarily attributable to the payment for construction of production lines and purchase of plant and equipment during the period.

Cash paid for income Taxes

Cash paid for income tax expense was $797,276 for the three months ended August 31, 2009. There was no cash paid for the income taxes for the same period in 2008.

As of August 31, 2009, we had working capital of $10,875,586, as compared to $9,665,254 at May 31, 2009, due primarily to the decrease of accounts payables by $839,055 and increase of cash and cash equivalents by $2,203,697, offset by decreases in accounts receivable of $192,887, inventories of $1,219,221, deposits, prepayment and other receivables of $335,622. In light of our working capital of $10,875,586 as at August 31, 2009, we believe that we had current and available capital resources sufficient to fund planned operations for the current fiscal year.

Trends

Currently, many companies in the cobalt product industry are looking to directly own cobalt producing mines which will provide direct access and supply to cobalt ore, the primary raw material in the cobalt product industry. In June 2007, we acquired certain rights to a cobalt mine in Africa. We anticipate that this acquisition will help us avoid export limitations imposed by the Congo, reduce freight expenses, and help ensure a stable supply of cobalt ore.

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

Contractual Obligations and Commitments

We leased an office premise under a non-cancelable operating lease agreement for a period of ten years, due July 25, 2010. The annual lease payment is $6,698.

On June 9, 2007, our subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years.  As of August 31, 2009, DLXY had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $9,209,953 at the beginning of the three months ended August 31, 2009 and increased to $11,413,650 by the end of period. There was an increase of $2,203,697 or 24% for the three months period ended August 31, 2009.

Net cash provided by operating activities

During the three months period ended August 31, 2009, net cash generated from operating activities was $3,265,220 compared to $7,090,269 for the corresponding period in 2008, a decrease of $3,825,049.

This decrease was resulted primarily due to the decrease in cash inflows from gross profit, accounts payable and decrease of inventory by $1,093,812, $1,068,782, and $1,245,674 respectively as well as the payment for income tax for $797,276 compared to the corresponding period in 2008.

Net cash used in investing activities

Net cash used in investing activities was $1,040,468 for the three months ended August 31, 2009, an increase of $1,037,400 or 33,814% from $3,068 for the same period in 2008. The increase was primarily attributable to the addition of construction of production lines during the period in 2009.

Cash paid for income Taxes

Cash paid for income tax expense was $797,276 for the three months ended August 31, 2009. There was no cash paid for the income taxes for the same period in 2008.

As of August 31, 2009, we had working capital of US$10,875,586, as compared to $9,665,254 at May 31, 2009, due primarily to the decrease of accounts payables by $839,055 and increase of cash and cash equivalents by $2,203,697, offset by decreases in accounts receivable of $192,887, inventories of $1,219,221, deposits, prepayment and other receivables of $335,622. In light of our working capital of $10,875,586 as at August 31, 2009, we believe that we had current and available capital resources sufficient to fund planned operations for the current fiscal year.

Trends

Currently, many companies in the cobalt product industry are looking to directly own cobalt producing mines which will provide direct access and supply to cobalt ore, the primary raw material in the cobalt product industry. In June 2007, we acquired certain rights to a cobalt mine in Africa. We anticipate that this acquisition will help us avoid export limitations imposed by the Congo, reduce freight expenses, and help ensure a stable supply of cobalt ore.

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

Contractual Obligations and Commitments

We leased an office premise under a non-cancelable operating lease agreement for a period of ten years, due July 25, 2010. The annual lease payment is $6,698.

On June 9, 2007, our subsidiary, Dalian Xinyang High-Tech Development Co. Ltd (“DLXY”) entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years.  As of August 31, 2009, DLXY had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

In March 2009, the Company’s subsidiary, DLXY, entered into an agreement (the “Agreement”) with an independent third party, Mr. Wang Ka Gui to acquire the technology to develop a new product, lithium iron phosphate, which is used as anode material for the new generation of lithium ion batteries.
Pursuant to the Agreement, Mr. Wang Ka Gui agreed to be bound by a confidentiality clause by which he would not re-sell or disclose the technology to a third party. The total purchase price of the technology was approximately $2,608,059 (equivalent to RMB17,800,000). Approval for the technology was granted to the Company in late August 2009.  A copy of the agreement is provided as Exhibit 10.1 to this 10-K hereto.

To make use of this technology, the Company has developed a production facility for the manufacturing purpose of lithium ion batteries under this technology and the development project was completed in September 2009.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2	10.1	Lithium Iron Phosphate Technology Transfer Agreement, dated March 5, 2009, by and between DLXY and Wang Ka Gui Technology Group.

3	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SUN GROUP HIGH-TECH CO.

Date: October 15, 2009	By:	/s/ Bin Wang
Name: Bin Wang
Title: President, Chief Executive Officer and Chairman
(Principle Executive Officer)

.

Date: October 15, 2009	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)