Form 10-Q
period 2009-11-30
CHINA SUN GROUP HIGH-TECH CO
filed 2010-01-14
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended November 30, 2009

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

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

There are presently 53,422,971 shares of common stock, $.001 par value, issued and outstanding as of January 11, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	8
Item 1A.	Risk Factors.	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8
Item 3.	Defaults Upon Senior Securities.	8
Item 4.	Submission of Matters to a Vote of Security Holders.	8
Item 5.	Other Information.	8
Item 6.	Exhibits.	8

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of November 30, 2009 and May 31, 2009	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months ended November 30, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended November 30, 2009 and 2008	F-4

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months ended November 30, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-17

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND MAY 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	November 30, 2009	May 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,661,971	$9,209,953
Accounts receivable, trade	1,666,116	1,580,220
Inventories	389,866	1,657,023
Value-added tax receivable	-	124,627
Deposits and prepayments	679,505	439,560

Total current assets	14,397,458	13,011,383

Non-current assets:
Technical know-how, net	2,563,277	2,608,059
Property, plant and equipment, net	21,371,513	19,630,119

TOTAL ASSETS	$38,332,248	$35,249,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$-	$847,796
Income tax payable	1,419,438	1,476,030
Other payables and accrued liabilities	939,312	1,022,303

Total liabilities	2,358,750	3,346,129

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; none of shares issued and outstanding as of November 30, 2009 and May 31, 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,422,971 shares issued and outstanding as of November 30, 2009 and May 31, 2009	53,423	53,423
Additional paid-in capital	9,585,204	9,585,204
Accumulated other comprehensive income	3,056,589	3,067,549
Statutory reserve	1,387,775	1,387,775
Retained earnings	21,890,507	17,809,481

Total stockholders’ equity	35,973,498	31,903,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,332,248	$35,249,561

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2009	2008	2009	2008

Revenue, net	$10,110,020	$7,606,217	$19,423,356	$18,593,108

Cost of revenue (inclusive of depreciation and amortization)	7,078,731	4,815,862	13,333,297	11,650,171

Gross profit	3,031,289	2,790,355	6,090,059	6,942,937

Operating expenses:
Sales and marketing	29,844	95,614	53,138	465,295
Research and development	25,598	25,646	51,173	50,287
Depreciation	64,594	64,621	129,097	128,414
General and administrative	211,884	207,185	389,059	682,491
Total operating expenses	331,920	393,066	622,467	1,326,487

Income from operations	2,699,369	2,397,289	5,467,592	5,616,450

Other income:
Interest income	8,756	10,605	16,814	18,616

Income before income taxes	2,708,125	2,407,894	5,484,406	5,635,066

Income tax expense	(690,442)	(597,919)	(1,403,380)	(1,436,304)

NET INCOME	2,017,683	1,809,975	4,081,026	4,198,762

Other comprehensive income:
- Foreign currency translation gain (loss)	64,313	27,887	(10,960)	415,044

COMPREHENSIVE INCOME	$2,081,996	$1,837,862	$4,070,006	$4,613,806

Net income per share – Basic and diluted	$0.04	$0.03	$0.08	$0.08

Weighted average number of shares outstanding during the period – Basic and diluted	53,422,971	53,422,971	53,422,971	53,422,971

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended November 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,081,026	$4,198,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	573,949	332,708
Amortization of technical know-how	43,375	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(86,566)	(803,567)
Inventories	1,264,253	2,817,062
Deposits and prepayments	(239,780)	(564,729)
Accounts payable, trade	(845,986)	234,518
Customer deposits	-	(342)
Value-added tax, net	417,912	770,930
Income tax payable	(55,746)	298,660
Other payables and accrued liabilities	(376,042)	60,146
Net cash provided by operating activities	4,776,395	7,344,148

Cash flows from investing activities:
Purchase of plant and equipment	(1,297,941)	(5,127)
Addition of construction in progress	(1,024,621)	-
Net cash used in investing activities	(2,322,562)	(5,127)

Effect of exchange rate changes on cash and cash equivalents	(1,815)	98,313

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,452,018	7,437,334

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,209,953	3,879,114

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,661,971	$11,316,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,459,125	$1,137,620
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from construction in progress to property, plant and equipment	$2,560,385	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Statutory	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	capital	income	reserve	earnings	equity

Balance as of June 1, 2009	-	-	53,422,971	$53,423	$9,585,204	$3,067,549	$1,387,775	$17,809,481	$31,903,432

Net income for the period	-	-	-	-	-	-	-	4,081,026	4,081,026

Foreign currency translation adjustment	-	-	-	-	-	(10,960)	-	-	(10,960)

Balance as of November 30, 2009	-	$-	53,422,971	$53,423	$9,585,204	$3,056,589	$1,387,775	$21,890,507	$35,973,498

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
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

In the opinion of management, the consolidated balance sheet as of May 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended November 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2010 or for any future periods.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Six months or less as of the purchase date of such investments.

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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of November 30, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Technical know-how

Technical know-how represents the developed product technology acquired from a third party and is carried at its purchase cost, net of accumulated amortization. The Company determined that the estimated useful life of the acquired technology is 15 years and subject to amortization using a straight-line basis over the estimated useful life when its developed products are approved by the government agency in September 2009.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Amortization expense for the three and six months ended November 30, 2009 were $43,375 and $43,375 in cost of revenue.

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

Long-lived assets primarily include technical know-how and property, plant and equipment. In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of November 30, 2009.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the period ended November 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of November 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”,, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	Six months ended November 30,
	2009	2008
Period-end RMB:US$1 exchange rate	6.8285	6.8359
Average monthly RMB:US$1 exchange rate	6.8396	6.8602

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates one reportable business segment in the PRC.

●	Fair value measurement

ASC Topic 820 “Fair Value Measurements and Disclosures” ("ASC 820"), establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE-4                   ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the period ended November 30, 2009 and 2008.

NOTE-5                   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

	November 30, 2009	May 31, 2009
	(Unaudited)	(Audited)

Building	$6,308,373	$6,308,373
Plant and machinery	15,039,685	11,181,025
Office equipment	206,302	205,467
Motor vehicle	34,816	34,816
Construction in progress	-	1,540,220
Foreign translation difference	2,183,600	2,187,536
	23,772,776	21,457,437
Less: accumulated depreciation	(2,270,158)	(1,696,209)
Less: foreign translation difference	(131,105)	(131,109)
Property, plant and equipment, net	$21,371,513	$19,630,119

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Depreciation expenses for the three months ended November 30, 2009 and 2008 were $363,696 and $167,377, which included $299,100 and $102,756 in cost of revenue, respectively.

Depreciation expenses for the six months ended November 30, 2009 and 2008 were $573,949 and $332,708, which included $444,850 and $204,294 in cost of revenue, respectively.

NOTE-6                   OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	November 30, 2009	May 31, 2009
	(Unaudited)	(Audited)

Welfare payable	$293,112	$293,262
Accrued operating expense	160,028	126,209
Payable to equipment vendor	64,143	83,623
Purchase price payable for technical know-how	-	391,209
VAT payable	294,029	-
Other payable	128,000	128,000
Other payables and accrued liabilities	$939,312	$1,022,303

NOTE-7                   INCOME TAXES

For the period ended November 30, 2009 and 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Six months ended November 30,
	2009	2008
Tax jurisdiction from:
– Local	$(121,029)	$(192,823)
– Foreign	5,605,435	5,827,889
Income before income taxes	$5,484,406	$5,635,066

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The provision for income taxes consisted of the following:

	Six months ended November 30,
	2009	2008
Current tax:
– Local	$-	$-
– Foreign	1,403,380	1,436,304

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$1,403,380	$1,436,304

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

As of November 30, 2009, the operation in the United States of America incurred $1,077,614 of cumulative net operating losses carryforwards for federal tax purposes, which are available to offset future taxable income. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the periods ended November 30, 2009 and 2008 are as follows:

	Six months ended November 30,
	2009	2008

Income before income taxes	$5,605,435	$5,827,889
Income statutory tax rate	25%	25%
Income taxes calculated at statutory income tax rate	1,401,359	1,456,972

Non-deductible (taxable) items	(1,668)	(20,668)
Add: items not deductible to taxes
- Provision and accrued expenses	913	-
- Prior year’s adjustment	2,776	-
Income tax expense	$1,403,380	$1 ,436,304

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of November 30, 2009 and May 31, 2009:

	November 30, 2009	May 31, 2009
	(Unaudited)	(Audited)
Deferred tax assets:
- Net operating loss carryforwards	$368,873	$327,723
Less: valuation allowance	(368,873)	(327,723)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $368,873 as of November 30, 2009. During the period ended November 30, 2009, the valuation allowance increased by $41,150, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE-8                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended November 30, 2009 and 2008, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended November 30, 2009		November 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable
Customer B	$2,614,550	26%	$665,465
Customer D	1,058,806	10%	165,038
Customer E	1,271,322	13%	-
Customer F	1,923,122	19%	595,900
Customer H	1,554,293	15%	34,415
Total:	$8,422,093	83%	$1,460,818

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended November 30, 2009		November 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable
Customer B	$4,369,863	22%	$665,465
Customer D	2,699,800	14%	165,038
Customer E	3,190,790	16%	-
Customer F	2,850,405	15%	595,900
Total:	$13,110,858	68%	$1,426,403

Three months ended November 30, 2008		November 30, 2008
Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,987,240	26%	$-
Customer C	2,177,426	29%	585,146
Customer D	2,008,001	27%	1,545,755
Customer E	862,941	11%	-
Total:	$7,035,608	93%	$2,130,901

Six months ended November 30, 2008		November 30, 2008
Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$4,875,215	26%	$-
Customer B	8,017,306	43%	-
Customer C	2,171,202	12%	585,146
Customer D	2,002,272	11%	1,545,755
Total:	$17,065,995	92%	$2,130,901

For the three and six months ended November 30, 2009 and 2008, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)	Major vendors

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
For the three and six months ended November 30, 2009 and 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

Three months ended November 30, 2009		November 30, 2009
Purchases	Percentage of purchases	Accounts payable

Vendor B	$1,776,967	27%	$-
Vendor C	3,875,385	60%	-
Total:	$5,652,352	87%	$-

Six months ended November 30, 2009		November 30, 2009
Purchases	Percentage of purchase	Accounts payable

Vendor A	$3,028,492	27%	$-
Vendor B	3,017,828	27%	-
Vendor C	4,822,359	43%	-
Total:	$10,868,679	97%	$-

Three months ended November 30, 2008		November 30, 2008
Purchases	Percentage of purchase	Accounts payable

Vendor A	$2,783,653	70%	$980,120
Vendor B	581,515	15%	-
Vendor C	585,161	15%	-
Total:	$3,950,329	100%	$980,120

Six months ended November 30, 2008		November 30, 2008
Purchases	Percentage of purchase	Accounts payable

Vendor A	$4,838,238	60%	$980,120
Vendor B	2,635,446	33%	-
Total:	$7,473,684	93%	$980,120

For the three and six months ended November 30, 2009 and 2008, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE-9                   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitment

The Company through its subsidiary in the PRC, leases an office premise under a non-cancelable operating lease for a term of 10 years, due July 25, 2010. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $3,655 and $3,644 for the period ended November 30, 2009 and 2008.

As of November 30, 2009, the Company has the future minimum rental payments of $4,881 under the operating lease agreement within the next 12 months.

(b)         Capital commitment

On June 9, 2007, the Company’s subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of November 30, 2009, the Company had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

NOTE-10                   SUBSEQUENT EVENT

The Company evaluated subsequent events through January 14, 2010, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of January 14, 2010 or which required disclosure.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended November 30, 2009 and November 30, 2008

Net Revenue

Net revenue for the three months ended November 30, 2009 was $10,110,020, an increase of $2,503,803 or 32.92% from net revenue of $7,606,217 for the comparable period in 2008.  The increase resulted from increased customer demand and hence sales volume, even though our average sales price decreased slightly by 3%. Overall the revenue has increased due to the net effect of sales volume increase and price decrease.

Cost of Revenue

Cost of revenue for the three months ended November 30, 2009 was $7,078,731, an increase of $2,262,869 or 46.99% from $4,815,862 for the comparable period in 2008.  The increase resulted directly from increased demand and sales volume and the significant increase in the prices of raw materials.

Gross Profit

Gross profit for the three months ended November 30, 2009 was $3,031,289, an increase of $240,934 or 8.63% from $2,790,355 for the comparable period in 2008. The increase in gross profit was primarily due to the combined effect of the increase in more profitable new products and the increase in raw material prices for some of our old products.

Sales and Marketing Expenses

Sales and marketing expenses for the three months period ended November 30 2009 totaled $29,844, compared to $95,614 for the three months ended November 30, 2008. This represents a decrease of $65,770 or 68.79% for the three months period compared to 2008. The decrease was primarily attributable to management’s heightened control of certain cost saving measures  for the three months period ended November 30 2009.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2009 were $211,884, an increase of $4,699 or 2.27% from $207,185 for the comparable period in 2008. The increase was primarily attributable to our more aggressive marketing effort to expand its market share in 2009 compared to the same period in 2008.

Research and Development Expenses

Research and development expenses for the three months ended November 30, 2009 were $25,598, a decrease of $48 or 0.19% compared to $25,646 for the comparable period in 2008.  There is no significant fluctuation in research and development expenses.

Depreciation Expenses

Depreciation expenses for the three months ended November 30, 2009 were $64,594, a decrease of $27 or 0.04% compared to $64,621 for the comparable period in 2008.  There is no significant fluctuation in research and development expenses.

Income From Operations

Income from operations for the three months ended November 30, 2009 was $2,699,369, an increase of $302,080 or 12.60% compared to $2,397,289 for the comparable period in 2008.  The increase resulted primarily from the increase in sales and revenue.

Other Income

 Interest income for the three months ended November 30, 2009 was $8,756, a decrease of $1,849 or 17.44 % compared to $10,605 for the comparable period in 2008. The decrease resulted primarily from less interest income derived from cash in our bank accounts.  Our  average bank balance was lower in 2009 for the six months period compared to 2008.

Income Taxes

Provision for income tax expenses was $690,442 for the three months ended November 30, 2009, an increase of $92,523 or 15.47% as compared to $597,919 for the comparable period in 2008 due to increase in net profit for the period in 2009.

Foreign Currency Translation Gain

The foreign currency translation gain for the three months ended November 30, 2009 was $64,313, an increase of $36,426 or 130.62% as compared to $27,887 for the comparable period in 2008. The increase resulted from the steady appreciation of the Renminbi against the U.S. dollar.   The steady appreciation of Renminbi in turn contributed to the gain in valuation of DLXY’s assets and liabilities.

Net Income

Net income for the three months ended November 30, 2009 was $2,017,683, an increase of $207,708 or 11.48% as compared to $1,809,975 for the comparable period in 2008.

Six Months Ended November 30, 2009 and November 30, 2008

Net Revenue

Net revenue for the six months ended November 30, 2009 was $19,423,356, an increase of $830,248 or 4.47 % from net revenue of $18,593,108 for the comparable period in 2008. The increase resulted from increased customer demand and hence sales volume even though , average sales prices decreased by 3%. Overall revenue increased as a result of the net effect of increased sales volume and decreased price.

Cost of Revenue

Cost of revenue for the six months ended November 30, 2009 was $13,333,297, an increase of $1,683,126 or 14.45% from $11,650,171 for the comparable period in 2008. The increase in cost of revenue was primarily attributable to the combined effects of increase in sales volume and the significant increase in the prices of raw materials.

Gross Profit

Gross profit for the six months ended November 30, 2009 was $6,090,059, a decrease of $852,878 or 12.28% from $6,942,937 for the comparable period in 2008.  The decrease in gross profit was primarily attributable to the significant increase in the prices of raw materials.

Sales and Marketing Expenses

Sales and marketing expenses for the six months period ended November 30, 2009 totaled $53,138, compared to $465,295 for the six months ended November 30, 2008. This represents a decrease of $412,157 or 88.58% for the six months period compared to 2008. The decrease was primarily attributable to the one-off advertising and promotion expenses of $559,000 during the six months period ended November 30, 2008.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2009 were $389,059, a decrease of $293,432 or 42.99% from $682,491 for the comparable period in 2008. The decrease was primarily attributable to the one-off property repairing expenses of $210,000 for the six months period ended November 30, 2008.

Research and Development Expenses

Research and development expenses for the six months ended November 30, 2009 were $51,173, an increase of $886 or 1.76% compared to $50,287 for the comparable period in 2008. There was no significant fluctuation in research and development expenses.

Depreciation Expenses

Depreciation expenses for the six months ended November 30, 2009 were $129,097, an increase of $683 or 0.53% compared to $128,414 for the comparable period in 2008. There was no significant fluctuation in depreciation expenses.

Income  From Operations

Income from operations for the six months ended November 30, 2009 was $5,467,592, a decrease of $148,858 or 2.65 % compared to $5,616,450 for the comparable period in 2008. The decrease resulted primarily from the decrease in gross profit by $852,878 attributable to the significant increase in prices of raw materials and decrease in operating expenses by $704,020.

Other Income

Interest income for the six months ended November 30, 2009 was $16,814, a decrease of $1,802 or 9.68% compared to $18,616 for the comparable period in 2008. The decrease resulted primarily from less interest income derived from cash in our bank accounts as our average bank balance was lower during the six months period ended November 30, 2009 than the comparable period in  2008.

Income Taxes

Provision for income tax expenses was $1,403,380 for the six months ended November 30, 2009, a decrease of $32,924 or 2.29% as compared to $1,436,304 for the comparable period in 2008.  The decrease resulted primarily from the decrease in net profit mainly due to the effects of the significant increase in the prices of raw materials and the decrease in operating expenses.

Foreign Currency Translation Loss

The foreign currency translation loss for the six months ended November 30, 2009 was $10,960, a decrease of $426,004 or 102.64% as compared to the foreign currency translation gain at $415,044 for the comparable period in 2008.   The decrease resulted from the slowdown in appreciation of the Renminbi against the U.S. dollar. The steady Renminbi valuation of DLXY’s assets and liabilities in 2009 resulted in a significant decrease in translation loss for the period.

Net Income

Net income for the six months ended November 30, 2009 was $4,081,026, a decrease of $117,736 or 2.8% as compared to $4,198,762 for the comparable period in 2008.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalent were $9,209,953 at the beginning of the period has increased to $11,661,971, increased by $2,452,018 or 26.62 % at the end of the six months period ended November 30, 2009. This net change in cash and cash equivalents represented the combined effects of cash generated of $4,776,395 from operating activities and cash used in $2,322,562 from investing activities in 2009.

Net cash provided by operating activities

During the six months period ended November 30, 2009, net cash generated from operating activities was $4,776,395. The cash inflow from operations for the period was primarily attributable to net income generated from sales of products and decrease in inventories.

Net cash used in investing activities

Net cash used in investing activities was $2,322,562 for the six months ended November 30, 2009. The cash outflow was primarily due to the payments for construction of production lines and purchase of plant and equipment during the period.

Net cash used in financing activities

There was no net cash generated or used for financing activities for the six months ended November 30, 2009.

Cash paid for Income Taxes

Cash paid for income tax expense was $1,459,125 for the six months ended November 30, 2009.

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

Material Commitments for Capital Expenditures

Currently, we own the prospecting and mining rights of a cobalt mine in Congo. We plan to start the construction of a processing plant in Congo in the fourth quarter of the 2010 fiscal year. We anticipate that the construction of the plant will cost approximately $2,000,000 to $3,000,000.

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

On June 9, 2007, our subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years.  As of November 30, 2009, DLXY had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

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

New Financial Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” ("FAS 166"). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, ” (“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Company expects to conform its consolidated financial statements and related notes to the new Codification for the quarter ending November 30, 2009.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.
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

On September 27, 2009, DLX signed a Letter of Intent (LOI) with Beijing Shuangsheng Technology Co., Ltd. to jointly produce finished lithium ion (li-ion) batteries under the registered brand name "Senkun." The 100An serial power Senkun batteries are made with DLXY's lithium iron phosphate product, an alternative, environmentally-friendly energy component.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SUN GROUP HIGH-TECH CO.

Date: January 14, 2010	By:	/s/ Bin Wang
Name: Bin Wang
Title: President, Chief Executive Officer and Chairman
(Principle Executive Officer)

.

Date: January 14, 2010	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)