Form 10-Q
period 2010-02-28
CHINA SUN GROUP HIGH-TECH CO
filed 2010-04-14
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
( Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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
☑ Yes  □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    □   Yes □  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

□ Yes ☑ No

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

There are presently 53,422,971 shares of common stock, $.001 par value, issued and outstanding as of April 14, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	8
Item 1A.	Risk Factors.	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8
Item 3.	Defaults Upon Senior Securities.	8
Item 4.	(Removed and Reserved)	8
Item 5.	Other Information.	9
Item 6.	Exhibits.	9

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of February 28, 2010 and May 31, 2009	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months ended February 28, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended February 28, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended February 28, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-16

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND MAY 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	February 28, 2010	May 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,481,120	$9,209,953
Accounts receivable, trade	2,670,876	1,580,220
Inventories	1,217,252	1,657,023
Value-added tax receivable	-	124,627
Deposits and prepayments	681,615	439,560

Total current assets	17,050,863	13,011,383

Non-current assets:
Technical know-how, net	2,516,809	2,608,059
Property, plant and equipment, net	20,947,981	19,630,119

TOTAL ASSETS	$40,515,653	$35,249,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$-	$847,796
Income tax payable	1,506,309	1,476,030
Other payables and accrued liabilities	876,063	1,022,303

Total liabilities	2,382,372	3,346,129

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; none of shares issued and outstanding as of February 28, 2010 and May 31, 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,422,971 shares issued and outstanding as of February 28, 2010 and May 31, 2009	53,423	53,423
Additional paid-in capital	9,585,204	9,585,204
Accumulated other comprehensive income	3,015,249	3,067,549
Statutory reserve	2,277,248	1,387,775
Retained earnings	23,202,157	17,809,481

Total stockholders’ equity	38,133,281	31,903,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,515,653	$35,249,561

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2010	2009	2010	2009

Revenue, net	$10,808,702	$8,807,184	$30,232,058	$27,400,292

Cost of revenue (inclusive of depreciation and amortization)	7,427,144	5,561,556	20,760,441	17,211,727

Gross profit	3,381,558	3,245,628	9,471,617	10,188,565

Operating expenses:
Sales and marketing	30,057	94,586	83,195	559,881
Research and development	26,328	25,536	77,501	75,823
Depreciation	64,612	64,371	193,709	192,785
General and administrative	311,932	296,307	700,991	978,798
Total operating expenses	432,929	480,800	1,055,396	1,807,287

Income from operations	2,948,629	2,764,828	8,416,221	8,381,278

Other income:
Interest income	9,414	6,372	26,228	24,988

Income before income taxes	2,958,043	2,771,200	8,442,449	8,406,266

Income tax expense	(756,920)	(737,536)	(2,160,300)	(2,173,840)

NET INCOME	2,201,123	2,033,664	6,282,149	6,232,426

Other comprehensive income:
- Foreign currency translation (loss) gain	(41,340)	(50,599)	(52,300)	364,445

COMPREHENSIVE INCOME	$2,159,783	$1,983,065	$6,229,849	$6,596,871

Net income per share – Basic and diluted	$0.04	$0.04	$0.12	$0.12

Weighted average number of shares outstanding during the period – Basic and diluted	53,422,971	53,422,971	53,422,971	53,422,971

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended February 28,
	2010	2009
Cash flows from operating activities:
Net income	$6,282,149	$6,232,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	971,821	499,419
Amortization of technical know-how	86,762	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,093,057)	(1,560,900)
Inventories	436,813	3,425,615
Deposits and prepayments	(242,740)	(873,536)
Accounts payable, trade	(846,110)	72,913
Customer deposits	-	(343)
Value-added tax, net	402,760	854,534
Income tax payable	32,795	547,321
Other payables and accrued liabilities	(423,155)	98,206
Net cash provided by operating activities	5,608,038	9,295,655

Cash flows from investing activities:
Purchase of plant and equipment	(1,298,131)	(1,065,334)
Addition of construction in progress	(1,024,771)	-
Net cash used in investing activities	(2,322,902)	(1,065,334)

Effect of exchange rate changes on cash and cash equivalents	(13,969)	75,968

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,271,167	8,306,289

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,209,953	3,879,114

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,481,120	$12,185,403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,127,504	$1,626,155
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from construction in progress to property, plant and equipment	$2,560,385	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Statutory	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	capital	income	reserve	earnings	equity
Balance as of June 1, 2009	-	-	53,422,971	$53,423	$9,585,204	$3,067,549	$1,387,775	$17,809,481	$31,903,432

Net income for the period	-	-	-	-	-	-	-	6,282,149	6,282,149

Transfer to statutory reserve	-	-	-	-	-	-	889,473	(889,473)	-

Foreign currency translation adjustment	-	-	-	-	-	(52,300)	-	-	(52,300)

Balance as of February 28, 2010	-	$-	53,422,971	$53,423	$9,585,204	$3,015,249	$2,277,248	$23,202,157	$38,133,281

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
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

In the opinion of management, the consolidated balance sheet as of May 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended February 28, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2010 or for any future periods.

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
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of February 28, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Valuation of long-lived assets

Long-lived assets primarily include technical know-how and property, plant and equipment. In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of February 28, 2010.

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

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the nine months ended February 28, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of February 28, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
(Currency expressed in United States Dollars (“US$”))
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

The reporting currency of the Company is United States Dollar ("US$"). The Company's subsidiaries in the PRC, maintain their books and records in their local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	Nine months ended February 28,
	2010	2009
Period-end RMB:US$1 exchange rate	6.8367	6.8488
Average monthly RMB:US$1 exchange rate	6.8386	6.8581

●	Segment reporting

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Financial instruments

Cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, income tax payable, other payables and accrued liabilities are carried at cost which approximates fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-4                   ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the nine months ended February 28, 2010 and 2009.

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

Amortization expense for the three and nine months ended February 28, 2010 were $43,387 and $86,762 and recorded in cost of revenue.

NOTE-6                   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

	February 28, 2010	May 31, 2009
	(Unaudited)	(Audited)

Building	$6,308,373	$6,308,373
Plant and machinery	15,040,249	11,181,025
Office equipment	206,302	205,467
Motor vehicle	34,816	34,816
Construction in progress	-	1,540,220
Foreign translation difference	2,154,523	2,187,536
	23,744,263	21,457,437
Less: accumulated depreciation	(2,668,030)	(1,696,209)
Less: foreign translation difference	(128,252)	(131,109)
Property, plant and equipment, net	$20,947,981	$19,630,119

Depreciation expenses for the three months ended February 28, 2010 and 2009 were $397,872 and $166,711, which included $333,260 and $102,340 in cost of revenue, respectively.

Depreciation expenses for the nine months ended February 28, 2010 and 2009 were $971,821 and $499,419, which included $778,112and $306,634 in cost of revenue, respectively.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-7                   OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	February 28, 2010	May 31, 2009
	(Unaudited)	(Audited)

Welfare payable	$292,760	$293,262
Accrued operating expense	187,304	126,209
Payable to equipment vendor	-	83,623
Purchase price payable for technical know-how	-	391,209
VAT payable	267,999	-
Other payable	128,000	128,000
Other payables and accrued liabilities	$876,063	$1,022,303

NOTE-8                   INCOME TAXES

For the nine months ended February 28, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Nine months ended February 28,
	2010	2009
Tax jurisdiction from:
– Local	$(183,008)	$(209,456)
– Foreign	8,625,457	8,615,722
Income before income taxes	$8,442,449	$8,406,266

The provision for income taxes consisted of the following:

	Nine months ended February 28,
	2010	2009
Current tax:
– Local	$-	$-
– Foreign	2,160,300	2,173,840

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$2,160,300	$2,173,840

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

As of February 28, 2010, the operation in the United States of America incurred $1,145,868 of cumulative net operating losses carryforwards for federal tax purposes, which are available to offset future taxable income. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the periods ended February 28, 2010 and 2009 are as follows:

	Nine months ended February 28,
	2010	2009

Income before income taxes	$8,625,457	$8,615,722
Income statutory tax rate	25%	25%
Income taxes calculated at statutory income tax rate	2,156,364	2,153,931

Non-deductible items	-	19,909
Add: items not deductible to taxes
- Provision and accrued expenses	1,371	-
- Prior year’s adjustment	5,901	-
- Amortization of technical know-how	(3,336)
Income tax expense	$2,160,300	$2,173,840

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of February 28, 2010 and May 31, 2009:

	February 28, 2010	May 31, 2009
	(Unaudited)	(Audited)
Deferred tax assets:
- Net operating loss carryforwards	$389,595	$327,372
Less: valuation allowance	(389,595)	(327,372)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $389,595 as of February 28, 2010. During the nine months ended February 28, 2010, the valuation allowance increased by $62,223, primarily relating to net operating loss carryforwards from the local tax regime.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-9                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended February 28, 2010 and 2009, the customer who accounts for 10% or more of revenues of the Company is presented as follows:

	Three months ended February 28, 2010		February 28, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$2,344,273	22%	$1,000,309
Customer F	1,985,111	18%	293,511
Customer D	1,556,554	14%	356,055
Customer E	1,484,985	14%	286,133
Total:	$7,370,923	68%	$1,936,008

	Nine months ended February 28, 2010		February 28, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$6,714,775	22%	$1,000,309
Customer F	4,835,934	16%	293,511
Customer E	4,676,241	15%	286,133
Customer D	4,256,748	14%	356,055
Total:	$20,483,698	67%	$1,936,008

	Three months ended February 28, 2009		February 28, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	$3,082,986	35%	$-
Customer A	2,463,444	28%	1,173,726
Customer D	1,744,771	20%	1,360,853
Customer E	971,763	11%	-
Total:	$8,262,964	94%	$2,534,579

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended February 28, 2009		February 28, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$8,019,713	29%	$-
Customer A	7,340,123	27%	1,173,726
Customer C	5,254,839	19%	-
Customer D	3,747,643	14%	1,360,853
Total:	$24,362,318	89%	$2,534,579

For the three and nine months ended February 28, 2010 and 2009, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)	Major vendors

For the three and nine months ended February 28, 2010 and 2009, the vendor who accounts for 10% or more of purchases of the Company is presented as follows:

	Three months ended February 28, 2010		February 28, 2010
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$5,326,116	71%	$-
Vendor B	1,292,574	17%	-
Total:	$6,618,690	88%	$-

	Nine months ended February 28, 2010		February 28, 2010
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$8,355,051	44%	$-
Vendor C	5,285,420	28%	-
Vendor B	4,310,843	23%	-
Total:	$17,951,314	95%	$-

	Three months ended February 28, 2009		February 28, 2009
	Purchases	Percentage of purchase	Accounts payable

Vendor B	$1,718,556	37%	$-
Vendor C	1,643,720	35%	817,661
Vendor A	1,304,606	28%	-
Total:	$4,666,882	100%	$817,661

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRAUARY 28, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended February 28, 2009		February 28, 2009
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$6,144,297	48%	$-
Vendor B	4,354,794	34%	-
Vendor C	2,227,384	18%	817,661
Total:	$12,726,475	100%	$817,661

For the three and nine months ended February 28, 2010 and 2009, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

NOTE-10                      COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 10 years, due July 25, 2010. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $5,484 and $5,103 for the nine months ended February 28, 2010 and 2009.

As of February 28, 2010, the Company has the future minimum rental payments of $3,047 under the operating lease agreement within the next 12 months.

(b)         Capital commitment

On June 9, 2007, the Company’s subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of February 28, 2010, the Company had the capital commitment of $2 million in the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended February 28, 2010 and February 28, 2009

Net Revenue

Net revenue for the three months ended February 28, 2010 was $10,808,702, an increase of $2,001,518 or 23% from net revenue of $8,807,184 for the comparable period in 2009. The increase resulted from the introduction of a new product, lithium iron phosphate, in October 2009, increased customer demand and hence increased sales volume.

Cost of Revenue

Cost of revenue for the three months ended February 28, 2010 was $7,427,144, an increase of $1,865,588 or 34% from $5,561,556 for the comparable period in 2009.  This increase resulted from the increase in demand for materials for the increase of sales volume and the increase in the unit prices of raw materials.

Gross Profit

Gross profit for the three months ended February 28, 2010 was $3,381,558, an increase of $135,930 or 4% from $3,245,628 for the comparable period in 2009. The increase in gross profit was primarily due to the combined effect of the increase of profit margin from the new product, lithium iron phosphate, and the increase in unit prices for the raw materials for our existing products.

 Sales and Marketing Expenses

Sales and marketing expenses for the three months period ended February 28, 2010 totaled $30,057, compared to $94,586 for the three months ended February 28, 2009. This represents a decrease of $64,529 or 68% for the three months period in 2010 compared to the same period in 2009. The decrease was primarily attributable to the one-off advertising expenses during the three months period ended February 28, 2009.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2010 was $311,932, an increase of $15,625 or 5% from $296,307 for the comparable period in 2009. The increase was primarily attributable to the one-off repair and maintenance expense during the three months period ended February 28, 2009.

Research and Development Expenses

Research and development expenses for the three months ended February 28, 2010 were $26,328, an increase of $792 or 3% compared to $25,536 for the comparable period in 2009. The increase was primarily attributable to the increase of average wages in 2010 compared to the same period in 2009.

Depreciation Expenses

Depreciation expenses for the three months ended February 28, 2010 were $64,612, an increase of $241 or 0.37 % compared to $64,371 for the same period in 2009. There was no significant fluctuation for the depreciation expenses.

Income From Operations

Income from operations for the three months ended February 28, 2010 was $2,948,629, an increase of $183,801 or 7% compared to $2,764,828 for the same period in 2009. This increase was resulted primarily from the increase in sales volume and decrease of operating expenses in 2010 compared to the same period in 2009.

Other Income

Other income for the three months ended February 28, 2010 was $9,414, an increase of $3,042 or 48% as compared to $6,372 for the same period in 2009.The increase resulted primarily from an increase in interest income derived from the increase of average cash balances in our bank accounts during the three months period ended February 28, 2010 compared to the same period in 2009.

Income Taxes

Provision for income tax expenses was $756,920 for the three months ended February 28, 2010, an increase of $19,384 or 3% as compared to $737,536 for the same period in 2009. The increase of income tax expenses was primarily due to increase of taxable income in 2010 compared to the same period in 2009.

Foreign Currency Translation (Loss) Gain

The foreign currency translation loss for the three months ended February 28, 2010 was $41,340, a decrease of $9,259 or 18% as compared to $50,599 for the same period in 2009. The decrease was resulted from a slight fluctuation in exchange rate of Renminbi Yuan against the U.S. dollar.

Net Income

Net income for the three months ended February 28, 2010 was $2,201,123, an increase of $167,459 or 8% as compared to the net income of $2,033,664 for the comparable period in 2009.

Nine Months Ended February 28, 2010 and February 28, 2009

Net Revenue

Net revenue for the nine months ended February 28, 2010 was $30,232,058, an increase of $2,831,766 or 10% from net revenue of $27,400,292 for the same period in 2009. The increase was resulted from an introduction of our new product, lithium iron phosphate, in October 2009, increased customer demand and hence increased sales volume.

Cost of Revenue

Cost of revenue for the nine months ended February 28, 2010 was $20,760,441, an increase of $3,548,714 or 21 % from $17,211,727 for the same period in 2009. The increase in cost of revenue was primarily attributable to the combined effects of increase in sales volume and the increase in the unit prices of raw materials for the existing products.

Gross Profit

Gross profit for the nine months ended February 28, 2010 was $ 9,471,617, a decrease of $716,948 or 7% from $10,188,565 for the comparable period in 2009. The decrease in gross profit was primarily attributable to the significant increase in the unit prices of raw materials in 2010 compared to the same period in 2009.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended February 28, 2010 totaled $83,195, compared to $559,881 for the same period in 2009. This represents a decrease of $476,686 or 85% for the nine months period compared to 2009. The decrease was primarily attributable to the one-off advertising and promotion expenses of $559,000 during the nine months period ended February 28, 2009.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2010 were $700,991, a decrease of $277,807 or 28% from $978,798 for the same period in 2009. The decrease was primarily attributable to the one-off repair and maintenance expenses of $210,000 for the nine months period ended February 28, 2009.

Research and Development Expenses

Research and development expenses for the nine months ended February 28, 2010 were $77,501, an increase of $1,678 or 2% compared to $75,823 for the same period in 2009. The increase was primarily attributable to the increase in average wages in 2010 compared to the same period in 2009.

Depreciation Expenses

Depreciation expenses for the nine months ended February 28, 2010 were $193,709, an increase of $924 or 0.48% compared to $192,785 for the same period in 2009. There was no significant fluctuation in the depreciation expense.

Income from Operations

Income from operations for the nine months ended February 28, 2010 was $8,416,221 an increase of $34,943 or 0.4 % compared to $8,381,278 for the same period in 2009. There was no significant fluctuation in the income from operations.

Other Income

Other income for the nine months ended February 28, 2010 was $26,228, an increase of $1,240 or 5% as compared to $24,988 for the comparable period in 2009.  The increase resulted primarily from more interest income derived from cash in our bank accounts.   Our average bank balance was higher in 2010 for the nine months period compared to 2009.

 Income Taxes

Provision for income tax expenses was $2,160,300 for the nine months ended February 28, 2010, a decrease of $13,540 or 0.6% as compared to $2,173,840 for the same period in 2009.There was no significant fluctuation in the income taxes.

Foreign Currency Translation Gain (Loss)

The foreign currency translation loss for the nine months ended February 28, 2010 was ($52,300), a decrease of $416,745 or 114% as compared to the foreign currency translation gain of $364,445 for the same period in 2009.  The decrease was resulted from the slowdown in appreciation of the Renminbi against the U.S. dollar in 2010. The minimal fluctuations of appreciation of Renminbi in 2010 resulted in a small amount of foreign currency translation loss for the nine months ended February 28, 2010.

Net Income

Net income for the nine months ended February 28, 2010 was $6,282,149, an increase of $49,723 or 0.8% as compared to $6,232,426 for the same period in 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $9,209,953 at the beginning of the nine months ended February 28, 2010 has increased to $ 12,481,120, increased by $3,271,167 or 35% at the end of the nine months period ended February 28, 2010. This net change in cash and cash equivalents represented the combined effects of cash generated of $5,608,038 from operating activities and cash used in $2,322,902 from investing activities in 2010.

Net cash provided by operating activities

Net cash provided by our operating activities was $5,608,038 for the nine months ended February 28, 2010, a decrease of $3,687,617 or 40% as compared to the cash of $9,295,655 provided by operating activities for the same period in 2009. This decrease was primarily due to the growth in sales revenue with the increase in accounts receivable by $1,093,057, the decrease in inventories by $436,813, the increase in value-added tax payable by $402,760, and the increase in income tax payable by $32,795 and offset by the increase in deposits and prepayments by $242,740, the decrease in other payable and accrued liabilities by $423,155 and the decrease in accounts payable by $846,110 during the period.

Net cash used in investing activities

Net cash used in investing activities was $2,322,902 for the nine months ended February 28, 2010. The cash outflow was primarily due to the payments for construction of production lines and purchase of plant and equipment during the period.

Net cash used in financing activities

There was no net cash generated or used for financing activities for the nine months ended February 28, 2010.

Income Taxes

Cash paid for income tax expense was $2,127,504 for the nine months ended February 28, 2010.

Trends

Currently, many companies in the cobalt product industry are looking to directly own cobalt producing mines which can provide direct access and supply of cobalt ore, the primary raw materials in the cobalt product industry. In June 2007, we acquired certain rights to a cobalt mine in Africa. This acquisition helps us to avoid the export limitations imposed by the Congo; reduces the freight expenses, and helps us to ensure a stable supply of cobalt ore for our production.

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

However, we will continue to evaluate various sources of capital to meet our growth needs. Such sources will include debt financing, issuance of equity securities and entrance into some financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Contractual Obligations and Commitments

We leased an office premise under a non-cancelable operating lease agreement for a period of 10 years which is due on July 25, 2010. The annual lease payment is $6,698.

On June 9, 2007, our subsidiary, DLXY entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLXY is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of February 28, 2010, DLXY had a capital commitment of $2 million for the purchase of the prospecting and mining rights which was contracted for but not provided in the financial statements.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, ” (“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Company has conformed its consolidated financial statements and related notes to the new Codification in the quarter ended November 30, 2009.

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

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

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

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.

We know of no material legal proceeding pending against us.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.

None.
Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SUN GROUP HIGH-TECH CO.

Date: April 14, 2010	By:	/s/ Bin Wang
Name: Bin Wang
Title: President, Chief Executive Officer and Chairman
(Principle Executive Officer)

.

Date: April 14, 2010	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)