Form 10-K
period 2010-05-31
CHINA SUN GROUP HIGH-TECH CO
filed 2010-09-14
CIK 1298195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2010

Commission file number: 333-118259

CHINA SUN GROUP HIGH-TECH CO.
(Exact name of registrant as specified in its charter)
Delaware	54-2142880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1 Hutan Street, Zhongshan District Dalian, P.R. China	+86 (411) 8289-7752
(Address of principal executive offices, including zip code)	Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended November 30, 2009 was $48,847,699.

On September 13, 2010, 53,422,971 shares of the registrant’s common stock, $0.001 par value, were outstanding.

CHINA SUN GROUP HIGH-TECH CO.
FORM 10-K
For the Fiscal Year Ended May 31, 2010

PART I

Item 1.                 Business

History

China Sun Group High-Tech Co. (the “Company”) was originally incorporated as Capital Resource Funding, Inc. on February 2, 2004 under the laws of the State of North Carolina. Prior to the share exchange consummated on February 28, 2007, the Company was engaged in the commercial finance brokerage and consulting business.

Dalian Xinyang High-Tech Development Co. Ltd. (“DLXY”) was registered as a limited liability company in the PRC on August 16, 2000 with its principal place of business in Dalian City, Liaoning Province, the PRC ("PRC"). Its initial registered capital was Renminbi (“RMB”) 5,500,000 (equivalent to US$665,037), contributed by Sun Group High Technology Development Co., Ltd, a limited liability company registered in Dalian City, Liaoning Province, PRC, and Ms. Li Zhi, a citizen of the PRC. Prior to April 2006, DLXY’s principal activity was acting as a research center to develop technologically feasible nanometers to be used in lithium batteries and generated no revenue. It was considered a development stage company. In April 2006, DLXY began the production and sale of cobaltosic oxide, which is used as the anode of high capacity lithium ion rechargeable batteries. Sales are made primarily to battery manufacturers. Currently, all of DLXY’s operations and customers are located in the PRC.

On July 6, 2005, $13,126,609 (RMB 100,500,000) in capital was contributed to DLXY by its two existing investors and one new investor, Ms. Wang Jiao, in the form of cash and property that included the production facilities located in Dalian City. On May 10, 2006, these three shareholders transferred all of their ownership interests in DLXY to Ms. Feng Guimei, Mr. Li Gang and Mr. Kan Yang who are all citizens of the PRC.

On February 28, 2007, we completed a reverse acquisition transaction through a share exchange pursuant to the Plan of Exchange, by and among us, DLXY, the shareholders of DLXY (“DLXY Shareholders) and David Koran. Under the Agreement, (1) Mr. Bin Wang received 9,500,000 shares of our common stock from Mr. Koran for $600,000 in cash, paid for by DLXY and (2) the DLXY Shareholders received (a) 30,000,000 shares of our newly issued common stock in exchange for a 70% ownership interest in DLXY and (b) a two year non-transferable option to purchase 10,000,000 shares of our common stock for an aggregate purchase price of RMB 31,800,000. As a result, we underwent a change in control, whereby the DLXY Shareholders owned an aggregate of 39,500,000 of our shares, representing 93% of our issued and outstanding common stock.

On August 24, 2007, the Company was reincorporated from North Carolina to Delaware and changed its name to China Sun Group High-Tech Co. The par value of common stock of China Sun Group High-Tech Co. is $0.001 per share.

Business

The Company is a large producer of cobaltosic oxide and lithium cobalt oxide, both anode materials for lithium ion batteries. The sizable production capacity will help us meet the growing demand for anode materials as the demand for lithium batteries increases. Lithium batteries are becoming widely used due to their power capacity, long service life, and compatibility with carbon cathode materials, necessary for battery circuitry. The expected growth of the lithium ion battery industry affords the Company a business opportunity for increasing revenue and growth potential. In addition, our current operations are solely in the PRC, which provides us access to low-cost skilled labor, raw materials, machinery and facilities and enables us to price our products competitively in an increasingly price-sensitive market.

The Company provides a comprehensive selection of cobalt products such as battery cobalt carbonate, nano-level cobaltosic oxide, and high-crystallinity ball lithium cobalt oxide.  The Company’s main products are cobaltosic oxide (Co3O4) and lithium iron phosphate (LiFePo4) .  Beginning in fiscal 2010, the Company began producing lithium iron phosphate and planned to convert  five of its twelve production lines to the production of lithium iron phosphate.  Sales of lithium iron phosphate to customers in quantity began in the second quarter of fiscal 2010.  At May 31, 2010, the Company had seven production lines for the production of cobaltosic oxide and lithium cobalt oxide and five production lines for the production of lithium iron phosphate. Three of the five lithium iron phosphate production lines are currently in production and two lines can be brought into production when market conditions allow. During fiscal 2010, the Company produced 1,064 tons of cobaltosic oxide and 205 tons of lithium iron phosphate.

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

With the development of other technologies, we foresee that lithium ion batteries will also be widely used in electric bicycles and scooters. The progress in the manufacturing technology of lithium ion batteries, in conjunction with the constant demand for enhanced battery performance and the falling costs of batteries will greatly accelerate the use of lithium ion batteries in modern mobile communications, home appliances, electric automobiles, and various government uses. According to the Battery Industry Association of China, the lithium ion battery will become one of the most important sources of chemical power in 21st century. Research and development on the lithium ion battery has been added as a third objective to the PRC’s 11th five-year-development project.

Products

The Company’s products and processing capabilities include the production of cobalt ore, cobalt carbonate, nanometer-sized cobaltosic oxide and high-crystalline spherical lithium cobalt oxide which is used in lithium batteries. In addition, we specialize in:

•       Hi-pressure leaching technology of raw materials,
•       Hi-performance extraction technology of soluble cobalt salts,
•       Chemical precipitation technology of soluble cobalt salts,
•       Mesh-belt metallurgical powder calcinations,
•       Multilevel selecting technology, and
•       Stable sol and gel technology.

The Company provides a comprehensive selection of cobalt products such as battery anode cobaltous (cobalt) carbonate, nano-level cobalto cobaltic (cobaltosic) oxide, and high-crystallinity ball lithium cobalt oxide. The Company also provides substitute products, including ternary anode material (which is composed of lithium cobalt oxide, lithium nickel oxide and lithium manganese oxide) developed through our research and development efforts.

In September 2008, we announced the successful completion of trial production of lithium iron phosphate which met the technical requirements of application after being tested by a PRC state authority. Three battery manufacturers, Beijing Shuangsheng Sci-Tech Co., Ltd., Shangdong Shengong Battery New Technology Co., Ltd. and Hi-Power New Energy Group, used our lithium iron phosphate (LiFePO4) to make their trial production of automotive power batteries. Beginning June 2009, these customers have been testing the performance of the power batteries made with our lithium iron phosphate (LiFePO4). At the same time, these manufacturers also invited Dalian JiaoTong University and Dalian University of Technology to test these batteries. The testing was completed in November 2009 and the Company began sales of lithium iron phosphate in quantity to these customers in the third quarter of fiscal 2010.

In May 2009, we announced that DLXY had developed a next generation “green” power source, lithium iron phosphate, for use in batteries that power eco-friendly vehicles, like electric cars, hybrids and scooters. The first batch of lithium iron phosphate energy products came out of DLXY's production line in April 2009. The product successfully completed testing by two leading enterprises in the domestic power battery production industry, Shenzhen Shan Mu Power Battery Technology Co., Ltd. and Zhangzhou Youke Energy Co., Ltd. In March 2010, these companies completed the natural decay testing to determine the charge quality of batteries made with DLXY's lithium iron phosphate product.  The Company began selling production quantities of lithium iron phosphate in the second quarter of fiscal 2010.

Customers

Our target market includes lithium ion battery manufacturers, end product users, and lithium series product manufacturers throughout the world. Our initial focus, however, is the development of a domestic market in the PRC. Once we have gained a sizable share of the Chinese market, we will focus our attention on exporting our products internationally.

During fiscal 2010, the following five customers comprised the bulk of our sales: Dahua International Trade Co., Ltd., CITIC Guoan Mengguli Corporation, Guangzhou Hongsen Material Co., Ltd., Beijing Easpring Material Technology Co., Ltd., and Tianjin B&M Science and Technology Joint-Stock, Ltd. One of these customers accounted for 19% of our total fiscal 2010 revenue.  These companies are all leading producers of lithium ion batteries in the PRC and purchasers of our Co3O4. Our current production capacity is 100T/month. Demand for Co3O4 in the PRC was strong in fiscal 2010 and we believe demand for our Co3O4 will continue to be strong for the near future and we believe that these customers will purchase more from us as soon as we increase our production capacity.

Potential of International Market

International sales opportunities are primarily for our lithium iron phosphate.  However, the Company expects that the testing and qualification period of international customers is quite lengthy.  Therefore, the Company will be focusing its efforts primarily on the PRC market.

Competition

We compete mainly with other manufacturers of battery anode materials located locally in the PRC, as well as from Japan and Korea. Based on our own studies and market analysis, our key competitors are Hunan Haina Advanced Material Co., Ltd., Gansu Jinchuan Group, Henan Guangkuotiandi Cobalt Product Co., Ltd., and Nanjing Hanrui Cobalt Product Co., Ltd.

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

Raw Materials

We obtain our raw materials from only a few suppliers. However, there are an abundance of such suppliers available. For the fiscal year ended May 31, 2010, approximately 44% of our raw materials came from one supplier, Aote Gunie Zhi Pin Co., Ltd. During the fiscal year ended May 31, 2008, DLXY entered into an agreement to purchase an interest in a cobalt ore mine in the Congo, with the anticipation that such interests would provide us with an additional supply of raw material and would also enable us to sell these materials to other enterprises in this industry.  No payments were made under this agreement and the Company has abandoned this project.

Intellectual Property

On June 29, 2004, DLXY applied for the patent of its method of processing active lithium cobalt oxide at the State Intellectual Property Office of the PRC. Upon the preliminary examination, the application conformed to the patent law and the implementation rules.

On April 1, 2005, the State Intellectual Property Office announced this patent application in the official journal of invention and patent according to the patent law. On September 16, 2005, upon the applicant’s request for substantive examination, the State Intellectual Property Office examined the application in accordance with the patent rights. This patent application has been in the process of substantive examination. On July 20, 2008, we finally received notification of approval from the State Intellectual Property Office for our patent application pursuant to term 54 of the Patent Law and No. 75 Announcement of Patent Bureau. Patent number ZL2004 1 0020870.1 was formally granted to us on September 17, 2008 and is enforceable for 20 years.

Government Regulation

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. As we conduct our manufacturing activities in the PRC, we are subject to the requirements of these environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. We plan to comply with environmental laws and regulations. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental laws and regulations. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of copyright, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

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

Research and Development

We spent $121,825 and $102,069 on research and development for the fiscal years ended May 31, 2010 and 2009, respectively. These research and development costs were not added to the purchase price of our products and thus, were not passed along to our customers.

In fiscal 2010, the increased expenditure of R&D dollars was research and development dollars were used primarily to add additional detection and test apparatus and instruments.

With the efforts of our R&D group, we have successfully developed the following three grades of nanometer metal cobaltosic oxide products:

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

In September 2008, we announced the successful trial production of lithium iron phosphate and successfully met the technical requirements of application after being tested by a PRC state authority.

In March 2009, we announced that the successful completion of testing of our latest energy power battery anode material, lithium iron phosphate.

In April 2009, we announced the delivery of the first samplings of our lithium iron phosphate product to Shenzhen Shan Mu Power Battery Technology Co., Ltd., and Zhangzhou Youke Energy Co., Ltd., both based in Shenzhen, for the purposes of performance and battery life testing. In March 2010, these companies completed the natural decay testing to determine the charge quality of batteries made with our lithium iron phosphate product.

New Material Development

Our R&D team led by Cheng Yijing, General Technical Supervisor, has 18 members in total. The team started the research of the new battery anode material (i.e. ternary anode material) in October 2005.  Laboratory tests were conducted in May 2006 to examine whether the ternary anode material conformed to industry standards. The test has proved that various technical parameters conformed to the industry standard. After about ten months, the commercial test on the ternary anode material was completed. As a result, in terms of technology, the conditions for mass production of the ternary anode material have matured.

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

The Company plans to continue to align itself with many industry experts and enter into agreements with various research teams at institutes and universities.

Employees

As of May 31, 2010, we have 258 employees, comprising 85 full-time employees and 173 part-time employees. Our full-time employees include 36 people in marketing, 22 in manufacturing, 18 in research and development and quality control, 4 in financial and accounting, and 5 in general management.

Item 1A.                 Risk Factors.

Risks Relating to Our Business and Industry

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

As we implement our growth strategies, we may experience increased capital needs and our available capital may be insufficient to fund our future operations without additional funding. Our capital needs will depend on numerous factors, including (i) our profitability, (ii) the release of competitive products by our competition, (iii) the level of our investment in research and development, and (iv) the amount of our expenditures. We cannot assure you that we will be able to obtain funding in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:
•	reduce our investments in research and development;
•	limit our marketing efforts; and
•	decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. We cannot provide any assurance that additional funds will be available to us, or if available, will be on terms favorable to us.

We depend on our senior management and key employees, the loss of which could adversely affect our operations.

Our success depends to a large degree upon the skills of our senior management team and current key employees, such as Mr. Bin Wang, our incumbent Chairman of the Board, President, and Chief Executive Officer, and upon our ability to identify, hire, and retain additional marketing, technical and financial personnel. We may be unable to retain our existing key personnel or attract and retain additional key personnel.

Due to our reliance on our key employees, the loss of any of our key employees or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results, and financial condition. In addition, several members of our senior management and/or key employees have joined us in recent months and may need to spend a significant amount of time learning our business model and management system while performing their regular duties. The integration of new executives or any new personnel could disrupt our ongoing operations.

We may not realize our anticipated return on capital commitments made to expand our capabilities.

From time to time, we expect to make significant capital expenditures to acquire a cobalt ore mine, obtain additional equipment, or implement new processes designed to increase our efficiency and capacity. Some of these projects require additional training for our employees and not all projects may be implemented as anticipated. If any of these projects do not achieve the anticipated revenue and profitability goals, our returns on these capital expenditures may not be as expected.

If we are unable to implement our strategies in achieving our business objectives, our business operations and financial performance may be adversely affected.

Our business plan is based on currently prevailing circumstances and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. There is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

We may have difficulty defending our intellectual property rights from infringement.

We regard our patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements to protect our proprietary rights. We have a patent on the production of battery level cobaltosic oxide. No assurance can be given that this patent or our other intellectual property will not be challenged, invalidated, infringed, or circumvented, or that such intellectual property rights will provide us with a competitive advantage to us.

Presently, we sell our products mainly in China. China will remain our primary market for the foreseeable future. To date, no patent filings have been made other than in China. Therefore, the measures we take to protect our proprietary rights may be inadequate and we cannot provide any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own products.

Our future success depends on the success of manufacturers of the end applications that use our products.

As we expand our manufacture of battery level cobaltosic oxide and other products, our future success depends on whether end application manufacturers are willing to manufacture batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce different products to meet evolving industry standards. Our failure to gain acceptance of our products from these manufactures could materially and adversely affect our future success.

Even if a manufacturer decides to use lithium ion batteries that incorporate our products, the manufacturer may not be able to market and sell its products successfully. The manufacturer's inability to market and sell its products successfully, whether from lack of market acceptance or otherwise, could materially and adversely affect our business and prospects because this manufacturer may not order new products from us. If we cannot achieve the expected level of sales, we will not be able to make enough profits to offset the expenditures we have incurred to expand our production capacity, nor will we be able to grow our business. Accordingly, our business, financial condition, results of operations and future success would be materially and adversely affected.

We extend relatively long payment terms to our customers.

As is customary in the industry in China, we extend relatively long payment terms and provide generous return policies to our customers. As a result of the size of many of our orders, these extended terms may adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us in a timely manner would negatively affect our working capital, which in turn may adversely affect our cash flow.

Our customers often place large orders for products, requiring fast delivery, which impacts our working capital. If our customers do not incorporate our products into their products and sell them in a timely fashion, for example, due to excess inventories, sales slowdowns, or other issues, they may not pay us in a timely fashion, even on our extended terms. Our customers' failure to pay may force us to defer or delay further product orders, which may adversely affect our cash flows, sales, or income in subsequent periods.

A disproportionate amount of our sales revenue is derived mainly from the sale of cobaltosic oxide and a disruption in, or compromise of, our sales operations, or distribution channels, related to the sale of cobaltosic oxide could adversely impact our financial condition and results of operations.

Eighty-nine percent (89%) of our revenues in fiscal 2010 came from the sale of cobaltosic oxide.  A disruption in, or compromise of, our manufacturing of cobaltosic oxide or a reduction in demand of cobaltosic oxide by our customers would have a material adverse effect on our financial condition and results of operations.

We have no firm long-term commitments from our suppliers to supply raw materials to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

If our suppliers experience delays, disruptions, capacity constraints or quality control problems in their operations or become insolvent, their product shipments to us could be delayed, which would decrease our production and harm our revenues, competitive position and reputation.

Further,our business would be harmed if we fail to effectively manage the production of our products. We purchase key raw materials used in the manufacture of our products from a few major source suppliers, and we may not be able to obtain supplies from replacement suppliers on a timely or cost-effective basis. A reduction or stoppage in supply while we seek a replacement supplier would limit our ability to manufacture our products, which could result in a significant reduction in sales and profitability. In addition, an impurity or variation in a raw material either unknown to us or incompatible with our products, could significantly reduce our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged interruption of supply. We have products under development which, if developed, may require us to enter into additional supplier arrangements. Failure to obtain a supplier for our future products, if any, on commercially reasonable terms, would prevent us from manufacturing our future products and limit our growth.

If the cost of our raw materials fluctuates significantly, this may adversely impact our profit margin and financial position.

Our business uses creosote cobalt and oxalic acid cobalt as raw materials. The price of these raw materials may fluctuate substantially in the future. If the price for these raw materials increases again, our profit margin could decrease considerably.

Intense competition from existing and new producers of anode materials for lithium ion batteries may adversely affect our revenues and profitability.

We compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Our market is large with many competitors. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing, and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Our competitors can be expected to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of our cobaltosic oxide products and lithium iron phosphate products. Current and future consolidation among our competitors and customers may also cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our cobaltosic oxide products and lithium iron phosphate products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot provide any assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

The products and the processes we use could expose us to substantial liability.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. To date, we have not experienced any product liability claims. That, however, does not mean that we will not have any problems with respect to our products in the future. We do not currently carry product liability insurance. The lack of product liability insurance may expose us to enormous risks associated with potential product liability claims.

We may become subject to legal or regulatory proceedings which may reach unfavorable resolutions.

We may become involved in legal proceedings arising in the normal course of business. Due to the inherent uncertainties of legal proceedings, the outcome of any such proceeding could be unfavorable, and we may choose to make payments or enter into other arrangements to settle such proceedings. Failure to settle such proceedings could require us to pay damages or other expenses, which could have a material adverse effect on our financial condition or results of operations. Legal proceedings require the expenditure of substantial management time and financial resources and can adversely affect our financial performance. There is no assurance that we will not be a party to legal proceedings in the future.

Our results of operations may be materially harmed if we are unable to recoup our investment in research and development.

The rapid change in technology in our industry requires that we continue to make investments in research and development in order to develop technologies and also enhance the performance and functionality of our current products to keep pace with competitive products and satisfy customer demands for improved performance, features, functionality, and costs. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business could be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.

Our projects involve long development cycles that result in high costs and uncertainty.

The development, operation and management of our products and facilities involve a long development cycle and decision-making process. Delays at certain points in the decision-making process which involve third parties are outside of our control and may have a negative impact on our development costs, cost of sales, receipt of revenue, and sales projections. We expect that, in some cases, it may take a year or more to obtain decisions and to negotiate and close any related agreements. Such delays could harm our operating results and financial condition.

Our failure to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in our loss of market share to our competitors.

The lithium-based battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our research and development infrastructure. Research and development activities, however, are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Accordingly, our significant investment in our research and development infrastructure may not bear fruit. On the other hand, our competitors may improve their technologies or even achieve technological breakthroughs that would render our products obsolete or less marketable. Therefore, our failure to effectively keep up with the rapidly technological changes and evolving industry standards by introducing new and enhanced products may cause us to lose our market share and to suffer a decrease in our revenue.

Changes in our customers' products could reduce the demand for our cobaltosic oxide products, which may decrease our revenues and operating margins.

Our cobaltosic oxide products and lithium iron phosphate products are mainly used for as anode materials in lithium ion batteries by our customers. Changes, including technological changes, in our customers' products or processes may make our products unnecessary, and would reduce demand. Other customers may find alternative materials or processes that no longer require our products. If the demand for our products diminishes, our net sales and operating margins may be reduced as well.

We depend on only one factory to manufacture our products and any disruption of the operations in this factory would damage our business.

All of our products are manufactured in one factory in Gan Jing Zi Hi-tech Park, Dalian, PRC. Our operations could be interrupted by fire, flood, earthquake, and other events beyond our control. Any disruption of the operations in this factory would have a significant negative impact on our ability to deliver products, which would cause a potential diminution on sales, the cancellation of orders, damage to our reputation, and potential lawsuits. Any of the foregoing may adversely affect our business, financial position, or results of operations.

Risks Relating to the PRC

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in China and a significant portion of our sales are made in China. Accordingly, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange; and
•	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. We cannot predict the future direction of economic reforms or the effects of such measures may have on our business, financial condition, or results of operations.

China is transitioning from a planned economy to a market economy. While the Chinese government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation, and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the Chinese government are unprecedented or experimental, and are expected to be refined and improved.

Other political, economic, and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in China's economic and social conditions as well as by changes in the policies of the Chinese government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

Any adverse changes in the economic conditions, in government policies, or in laws and regulations in China could have a material adverse effect on the overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business.

We may be unable to enforce our legal rights due to policies regarding the regulation of foreign investments in China.

The Chinese legal system is a civil law system based on written statutes, in which court decided legal cases have little value as precedents unlike the common law system prevalent in the United States. China does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies are subject to considerable discretion and variation on the part of the Chinese government, including its courts, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.

China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. As a result, we may not be aware of any violations of these policies and rules until some time after the violation. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in China. Moreover, most of our current directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States in China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of United States courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The Chinese government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to China's Foreign Exchange Control Regulations issued by the State Council and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, are still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the Chinese government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in China, including FIEs which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1991, the exchange rate for Renminbi against the United States dollars has remained relatively stable. In 2005, however, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

An outbreak of a pandemic avian influenza, SARS or other contagious disease may have an adverse effect on the economies of certain Asian countries and may adversely affect our results of operations.

During the past three years, large parts of Asia experienced unprecedented outbreaks of avian influenza caused by the H5N1 virus which, according to a report of the World Health Organization, or WHO, in 2004, “moved the world closer than any time since 1968 to an influenza pandemic with high morbidity, excess mortality and social and economic disruption.” Currently, no fully effective avian flu vaccines have been developed and there is evidence that the H5N1 virus is evolving and an effective vaccine may not be discovered in time to protect against the potential avian flu pandemic. In the first half of 2003, certain countries in Asia experienced an outbreak of severe acute respiratory syndrome, or SARS, a highly contagious form of atypical pneumonia, which seriously interrupted the economic activities and the demand for goods plummeted in the affected regions. An outbreak of avian flu, SARS or other contagious disease or the measures taken by the governments of affected countries against such potential outbreaks, may seriously interrupt our production operations or those of our suppliers and customers, which may have a material adverse effect on our results of operations. The perception that an outbreak of avian flu, SARS or other contagious disease may occur again may also have an adverse effect on the economic conditions of countries in Asia.

We may experience currency fluctuation and longer exchange rate payment cycles.

The local currencies in the countries in which we sell our products may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any meaningful operations in countries other than China at the present time, we may expand to other countries and may then have an increased risk of exposing our business to currency fluctuation.

All of our assets are located in China, any dividends of proceeds from liquidation is subject to the approval of the relevant Chinese government agencies.

A majority of our assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

Changes in China's political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:
Level of government involvement in the economy;
•	Control of foreign exchange;
•	Methods of allocating resources;
•	International trade restrictions; and
•	International conflict.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in China's laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate in the recent past, high inflation in the future may cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm the market for our products.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our production facilities are subject to risks of power shortages.

Many cities and provinces in China have suffered serious power shortages in the recent past. Many of the regional grids do not have sufficient power generating capacity to fully satisfy the increased demand for electricity driven by continual economic growth and persistent hot weather. Local governments have recently required local factories to temporarily shut down their operations or reduce their daily operational hours in order to reduce local power consumption levels. To date, our operations have not been affected by those administrative measures. However, there is a risk that our operations may be affected by those administrative measures in the future, thereby causing material production disruption and delays in our delivery schedule. In such event, our business, results of operation, and financial condition could be materially adversely affected. Although we have not experienced any power outages in the past, we may be adversely affected by power outages in the future.

Risks Relating to Our Common Stock

Future sales of our common stock could depress our market price and diminish the value of your investment.

On August 18, 2010, the Company and Wealthy Support International Investment Ltd. (“Wealthy Support”) entered into a Investment Agreement, that provides that, upon issuance of a draw-down request by the Company, Wealthy Support has committed to purchase up to $15 million worth of our common stock for a purchase price equal to 85% of the lowest closing “best bid” price of the Company’s common stock; provided, however, that if purchase price for the Company’s common stock does not equal or exceed $0.80, then such purchase will not occur.

Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that the price of our common stock will remain above $0.80 so that Wealthy Support will be required to purchase our shares under the Investment Agreement.  In addition, we have agreed to register the shares issuable to Wealthy Support which will enable Wealthy Support to immediately sell such shares in the public market.  Sales of shares of our common stock by Wealthy Support could adversely affect the market price of our common stock, which could make it more difficult or impossible to sell additional shares to Wealthy Support under the Investment Agreement.
If we are unable to raise additional capital if and when it is required, or if adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance our products, or otherwise respond to competitive pressures may be severely limited.  Such a limitation could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our common stock price could be volatile, which could result in substantial losses for investors.

Our common stock price could be subject to volatility. Fluctuations in the price of our common stock could be rapid and severe and leave investors little time to react. Factors that could affect the market price of our common stock include:
•	quarterly variations in our operating results;
•	general conditions in our industry or in the securities market;
•	changes in the market's expectations about our earnings;
•	changes in financial estimates and recommendations by securities analysts concerning our company;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends in our markets;
•	changes in laws and regulations affecting our business;
•	sales of substantial amounts of our common stock by our directors, executive officers, or principal stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions and acts of war or terrorism.
Volatility in the price of our common stock could be exacerbated by the relatively small number of shares of our common stock that are publicly traded. Fluctuations in the price of our common stock could contribute to an investor losing all or part of his investment.

Because our shares are deemed “penny stocks,” you may have difficulty selling them in the secondary trading market.

The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also constitutes a "penny stock." As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. These regulations generally require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to deliver a disclosure schedule explaining the penny stock market and the risks associated with that market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. These regulations also impose various sales practice requirements on broker-dealers. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market is limited. As a result, the market liquidity for our common stock is severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

Item 2.                 Properties.

All land in the PRC is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for commercial purposes, land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Corporate Headquarters

Our corporate headquarters are located on leased premises at 1 Hutan Street, Zhongshan District, Dalian, PRC. These offices encompass approximately 1,987 square meters. The annual lease payment is 80,000 RMB and the lease expires in 2020. The underlying land use agreement has a 50-year term which expires in May 2049.

Operating Facility

All of our production operations are located on premises at Gan Jing Zi Hi-Tech Park, Dalian, the PRC. This facility consists of approximately 258,240 square feet. The land use agreement has a 50-year term which expires in May 2046. In return for the use of the premises, we pay an annual property tax of $62,500. The operating facility is used as office space, manufacturing plants, research and development, and as employees’ living quarters which can house up to 320 individuals. There is also an eatery and hotel that is used by visitors to the operating facility which has an occupancy rate of up to 50 people.

As of September 13, 2010 and May 31, 2010, we did not incur any construction costs.

Item 3.                      Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

PART II

Item 5.                 Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

The Market for Our Common Stock

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the trading symbol “CSGH” where they have traded since September 2006. The following table sets forth the high and low bid prices for our common stock for the last two fiscal years as reported on the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low
August 31, 2009	$1.33	$0.50
November 30, 2009	$2.10	$0.98
February 28, 2010	$2.35	$1.40
May 31, 2010	$1.73	$0.82

August 31, 2008	$1.51	$0.90
November 30, 2008	$1.09	$0.26
February 28, 2009	$0.53	$0.20
May 31, 2009	$0.76	$0.19

On September 13, 2010, there were 25 shareholders of our common stock of record. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

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

Equity Compensation Plans

There were no equity compensation plans effective as of May 31, 2010.

Item 6.                 Selected Financial Data.

Not applicable.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report on Form 10-K.

Overview

Currently, our only operations are conducted through DLXY, which engages in the business of manufacturing and selling cobaltosic oxide products. These products are primarily manufactured, marketed, and sold in the PRC.

Our products and processing capabilities include the production of cobalt ore, cobalt carbonate, nanometer-sized cobaltosic oxide and high-crystalline spherical lithium cobalt oxide which is used lithium batteries. In April 2006, DLXY commenced production and quickly amassed sales of over $1.5 million.

Results of Operations

Comparison of Year Ended May 31, 2010 to Year Ended May 31, 2009

Net Revenue

                   Net revenue for the year ended May 31, 2010 totaled $41,189,122 compared to $37,033,483 for the year ended May 31, 2009, an increase of $4,155,639 or 11%.The increase resulted from the introduction of a new product, lithium iron phosphate, in October 2009, increased customer demand and increased sales volume.

Cost of Revenue

                   Cost of revenue for the year ended May 31, 2010 totaled $28,134,650 compared to $23,444,655 for the year ended May 31, 2009, an increase of $4,689,995 or 20%. This increase resulted from the increase in demand for materials increase in sales volume as well as an increase in the price of raw materials.

Gross Profit

Gross profit for the year ended May 31, 2010 was $13,054,472, a decrease of $534,356 or 4% from $13,588,828 for the year ended May 31, 2009. The decrease in gross profit was primarily attributable to an increase in the price of raw materials in 2010 compared to in 2009.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2010 totaled $1,311,598 compared to $1,423,013 for the year ended May 31, 2009, a decrease of $111,415 or 8%. The decrease was primarily attributable to one-time repair and maintenance expenses of $210,000 incured in the year ended May 31, 2009.

Sales and marketing

Sales and marketing expense for the year ended May 31, 2010 totaled $77,870 compared to $574,671 for the year ended May 31, 2009, a decrease of $496,801 or 86%. The decrease was primarily attributable to a one-time advertising and promotion expense of $559,000 incured in the year ended May 31, 2009.

Research and Development Expense

               Research and development expense for the year ended May 31, 2010 totaled $121,825 compared to $102,069 for the year ended May 31, 2009, an increase of $19,756 or 19%. The increase was primarily attributable to the increase in average wages in 2010 compared to in 2009.

Income From Operations

               Income from operations for the year ended May 31, 2010 totaled $11,543.,179 compared to income from operation of $11,489,075 for the year ended May 31, 2009, an increase of $54,104 or 0.4%.  There was no significant fluctuation in the income from operations.

Other Income

Interest income for the year ended May 31, 2010 was $35,067, a decrease of $382 or 1% as compared to $35,449 for the year ended May 31, 2009.  There was no significant fluctuation in other income.

Income Taxes

Provision for income tax expenses was $2,982,584 for the year ended May 31, 2010, a decrease of $38,798 or 1.3% as compared to $2,943,786 for the year ended May 31, 2009.  There was no significant fluctuation in income taxes.

Foreign Currency Translation Loss/Gain

The foreign currency translation loss for the year ended May 31, 2010 was $24,205, a decrease of $503,566 or 105% as compared to the foreign currency translation gain of $479,361 for the year ended May 31, 2009.   The decrease was resulted from the slowdown in appreciation of the Renminbi against the U.S. dollar in 2010. The minimal fluctuations of appreciation of Renminbi in 2010 resulted in a small amount of foreign currency translation loss for the year ended May 31, 2010.

Net Income

Net income for the year ended May 31, 2010 was $8,595,662, an increase of $14,924 or 0.17% as compared to $8,580,738 for the year ended May 31, 2009.There was no significant fluctuation in the net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Our cash and cash equivalents were $9,209,953 at the beginning of the year ended May 31, 2010 and increased to $18,017,266 by the end of the year ended May 31, 2010, an increase of $8,807,313 or 96%. This net change in cash and cash equivalents represented an increase of $5,330,839 or 137% from $3,879,114 for the year ended May 31, 2009. The increase was primarily attributable to  cash from operating activities of $11.1 million and a reduction of cash uesd in investing activities of $5.2 million.

Net cash provided by operating activities

During the year ended May 31, 2010 net cash provided by operating activities was $11,135,010, a decrease of $1,616,114 or 13% from the prior year.  This decrease was primarily due to increase in accounts receivable by $960,823 to $1,213,221, a decrease in other payable and accrued liabilities of $398,059 to $304,563 offset by a decrease in inventories of $2,684,558 to $436,714, a decrease in income tax payable of $461,338 to $13,980; a decrease in deposits and prepayments by $435,697, and an increase in accounts payable by $1,179,031 to  $1,279,095 for the year ended May 31, 2010.

Net cash used in investing activities

Net cash used for investing activities was $2,325,470 for the year ended May 31, 2010. The cash outflow was primarily due to costs associated with the construction of production lines and purchases of equipment during the year.

Net cash used in financing activities

There was no net cash generated or used for financing activities for the year ended May 31, 2010.

Income Taxes

Cash paid for income tax expense was $2,127,504 for the year ended May 31, 2010.

Effect of exchanges rates changes on cash and cash equivalent

Effect of exchanges rate changes on cash and cash equivalents resulted in ($2,227) for the year ended May 31, 2010, a decrease of $106,315 or 102% compared to $104,088 for the year ended May 31, 2009.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Material Commitments for Capital Expenditures and Contractual Obligations and Commitments

During the fiscal year ended May 31, 2008, DLXY entered into an agreement to purchase an interest in a cobalt ore mine in the Congo, with the anticipation that such interests would provide us with an additional supply of raw material and would also enable us to sell these materials to other enterprises in this industry.  No payments were made under this agreement and the Company has abandoned this project.

On August 18, 2010, we entered into an Investment Agreement (the “Investment Agreement”) with Wealthy Support International Investment Ltd. (“Wealthy Support”).  On September 13, 2010, we agreed to terminate the Investment Agreement with Wealthy Support.

We believe that we currently have sufficient income generated from our operations to meet our operating and/or capital needs.

However, we will continue to evaluate various sources of capital to meet our growth requirements. Such sources may include debt financings, the issuance of equity securities, and other financing arrangements. There can be no assurance, however, that any financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

                 We lease offices under a non-cancelable operating lease agreement for a period of ten years, expiring July 25, 2020. The annual lease payment is $11,833.  Over the next ten years of the lease, the Company has a minimum rental payment obligation of $118,325.

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

Our subsidiary, DLX is subject to valued-added tax (“VAT”) which is levied on the majority of its products at the rate of 17% on the invoiced value of sales sold in the PRC. Output VAT is borne by customers in addition to the invoiced value of sale and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Account receivables and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

New Financial Accounting Pronouncements

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The adoption of this pronouncement does not have an effect on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement does not have an effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The adoption of this pronouncement does not have an effect on the Company’s consolidated financial statements.

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (ASU 2009-13) which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures. This ASU will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The adoption of this pronouncement does not have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”, (ASU 2010-06) which provides amendments to ASC 820, “Fair Value Measurements and Disclosures” that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU does not have a material effect on the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicaable

Item 8.    Financial Statements and Supplementary Data.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of May 31, 2010, and 2009 begins on page F-1 of this Report.

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

(b)           Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective, as of May 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)           Changes in internal controls.

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

Item 9B.    Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

(a)           Directors and Executive Officers

The following is a list of the names and ages of our directors and executive officers:

Name	Age	Position
Guosheng Fu	54	Chief Executive Officer
Liu, Ming Fen	58	Chief Financial Officer
Wang, Bin	45	Chairman of the Board
Li, Zhi	39	Director
Wang, Jiao	26	Director
Sui, Fudong	55	Director
Li, Gang	31	Director
Liu, Yefei	33	Director
Ren, Fuqiu	45	Director

(1)    Mr. Wang resigned as the Company’s President and Chief Executive Officer on September 13, 2010.
(2)    Yu Long Wang resigned as the Vice President of the Company in July 2009.

Mr. Guosheng Fu was appointed as our Chief Executive Officer on September 13, 2010. Mr. Fu had has also been with the Company’s wholly-owned subsidiary, Dalian Xinyang High-Tech Development Co. Ltd (“DLXY”) since May 2002. From May 2002 until August 2003, Mr. Fu was a general manager of DLXY.  From April 2003 to December 2007 he served as Assistant to the Chairman of the Board. In January 2008, he was appointed Vice President and General Manager of DLXY, in charge of its day-to-day operations. Mr. Fu has acquired extensive management experience over the last three decades and has received awards in management excellence, including Glorious Entrepreneur of Heilongjiang Province and Northeast China as well as Outstanding Figure of Brand Management of China.  Mr. Fu also has extensive experience in developing and managing new industries in the energy sector, employing innovative thinking, a pioneering spirit, and a strong concept of market and brand awareness. Mr. Fu received his bachelor's degree in 1986 from Jiamusi University Department of Economics & Management in Business Management.

Ms. Ming Fen Liu has served as our Chief Financial Officer since September 2006. Since 2004, Ms. Liu has been the Chief Financial Officer of DLXY. Prior to that, in 2003, Ms Liu was the financial manager of Sun Group Investment Company. From 2001 and 2002, Ms. Liu served as the financial supervisor for the Dalian Chemical Industry Group, a chemical fertilizer plant. She is a Certified Public Accountant in China and earned her bachelors degree in finance from Dongbei Finance & Economics University. Ms. Liu has experience in financial regulations, company management, and raising capital.

Mr. Bin Wang has served as the Chairman of our Board since September 2006. From September 2006 until September 2010, Mr. Wang also served as our President and Chief Executive Officer. Since 2000, Mr. Wang has served as the President of DLXY. He received his Bachelor degree from Harbin University of Science and Technology with a major in Business Management. Mr. Wang is an economist with a strong background in business management. He is the founder of Dalian Xinyang High-Tech Development Co., Ltd., our majority owned subsidiary, which is dedicated to industrial investment, high technology, utilities, real estate, and education.

Ms. Zhi Li has served as a Director of our Board since September 2006. Since 2000, Ms. Li has also been a Director of DLXY. Prior to that, she worked in the accounting department of a state-owned company. She is a Certified Public Accountant in China and graduated from the Heilongjiang Commerce College, where she majored in Accounting. Ms. Li is married to Mr. Wang, our Chairman of the Board. Ms. Li was selected to serve as a Director of our Board because of her extensive experience in enterprise development. Specifically, from 2000, she has been personally involved in the creation of new business management models in the high-tech industry and is the initiator and co-founder of the Company and DLXY.

Ms. Jiao Wang has served as a Director of our Board since September 2006. Ms. Wang, the daughter of Mr. Wang Bin and Ms Li Zhi, has also been a Director of DLXY since 2003. Ms. Wang has a background in marketing strategy and management and was selected to serve as a Director of our Board because of her significant experience in enterprise management. Ms. Wang graduated from Dongbei Finance & Economics University, where she majored in Administrative Management.

Mr. Fudong Sui has served as a Director of our Board since August 2007. Also, since February 2006, Ms. Sui has served as a Vice President at Dalian Household Things Co., Ltd., which produces consumer products such as detergent and air fresheners. From October 1998 to December 2005, he was the Administrative President at Liaoning North Group, which participates in the chemical industry. Mr. Sui has received undergraduate and graduate degrees in Management Administration from the Heilongjiang University. Ms. Sui was selected to serve as a Director of our Board because of his rich management experience.

Mr. Gang Li has served as a Director of our Board since August 2007.  Ms. Li has also served as an Investment Analyst at Heilongjiang Chenneng Investment Management Co., Ltd., specializing in the energy industry since August 2005. Mr. Li received a master degree in finance from Liaoning University and attached Shanxi Finance and Economy College for his undergraduate education. Ms. Li was selected to serve as a Director of our Board because of his broad management experience.

Ms. Yefei Liu has served as a Director of our Board since August 2007.  Ms. Liu has also served as an Accounting Supervisor in the Dalian Branch of the Liaoning Decoration Engineering Corporation since September 2006 and as a staff accountant from January 2004 to September 2006. From August 2001 to November 2003 Ms. Liu served as a treasurer at the Dalian Keyang Shoe Co., Ltd. Ms. Liu received Bachelor of Accounting from the Shenyang Agricultural University. She is also a public accountant certified in the PRC. Ms. Liu was selected to serve as a Director of our Board because of her rich enterprise and financial management experience.

Mr. Ren Fuqiu has served as a Director of our Board since August 2007.  Mr. Ren has also served as a Manager in the Overseas Investment Section of Shanghai Anhemeina Investment Co., Ltd. since September 2005, as a Manager in the Financial Department from April 1996 to June 2002, and as a Director in the Financial Department from August 1990 to March 1996. Mr. Ren received Bachelor in Finance from Dongbei University of Finance and Economics, and Master in International Finance from Dongbei University of Finance and Economics. Mr. Ren was selected to serve as a Director of our Board because he has a wide range of experience in enterprise development having worked with companies in various stages of development.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies, and  there are no family relationships among our directors or officers.

(b)         Audit Committee

We do not presently have an audit committee. Our board of directors currently acts as our audit committee.  Our Board of Directors has determined that Fudong Sui, Gang Li, Yefei Liu, and Fuqiu Ren qualifies as an "independent" director as the term is defined in Item 407(a)(1) of Regulation S-K. Our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors is in the process of searching for a suitable candidate for this position.

(c)        Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

(d)        Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

(e)        Section 16 (a) Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive officers filed the required reports on time in 2010 fiscal year.

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

(g)        Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing our last annual report with the SEC on August 28, 2009.

Item 11.                 Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid by China Sun Group High-Tech Co. and its subsidiaries to Wang Bin , its Chief Executive Officer, and Ms. Ming Fen Liu, its Chief Financial Officer for services rendered in all capacities to the Company during the years ended May 31, 2010 and 2009.  There were no other executive officers whose total salary and bonus for the fiscal year ended May 31, 2010 exceeded $100,000.

Name and Principal Position	Year	Salary (cash or non-cash) ($)	Bonus (cash or non-cash) ($)	Stock-Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guosheng Fu (1) (Chief Executive Officer)	2010	26,620	--	--	--	--	--	--	26,620
	2009	--	--	--	--	--	--	--	--
Wang Bin (2) (Chief Executive Officer)	2010	--	--	--	--	--	--	--	--
	2009	--	--	--	--	--	--	--	--
Ming Fen Liu (Chief Financial Officer)	2010	26,400	--	--	--	--	--	--	26,400
	2009	26,400	--	--	--	--	--	--	26,400

(1)	Mr. Fu was appointed as our Chief Executive Officer on September 13, 2010.
(2)	Mr. Wang resigned as our President and Chief Executive Officer on September 13, 2010.

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

DLXY entered into Labor Contracts with each of Ms. Ming Fen Liu and Mr. Yu-long Wang on January 15, 2004. Pursuant to such agreements, Ms. Liu was hired as Chief Financial Officer and Mr. Wang was hired as Vice President. The terms of their employment were 5 years. Their monthly compensation is RMB 15,000 each. On January 15, 2009, DLXY entered into another 5-year labor contract with Ms. Ming Fen Liu and Mr. Yu-long Wang. The terms of the new contracts are the same as the original contracts.

Mr. Bin Wang did not maintain a formal employment agreement with DLXY.

Mr. Fu receives a base salary of 15,000 RMB per month from DLXY. In addition, the Company has agreed to provide Mr. Fu with an automobile.  The Board of Directors has agreed to grant Mr. Fu a stock option for shares of the Company’s common stock at the beginning of 2011, provided Mr. Fu continues to provide services to the Company. The number of shares underlying the stock option will be determined by the Board based upon Mr. Fu’s performance.

From February 2004, inception, through May 31, 2010, we did not issue any stock options.

Compensation of Directors

Persons who are directors and employees are not compensated for their services as a director.  Non-employee director compensation is currently set at $1,500 a year. Mr. Bin Wang received no compensation for his services as a director. Directors do not receive sdditional compensation for attending meetings. Director compensation is reviewed annually.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 13, 2010, by (i) each person who “beneficially” owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is c/o China Sun Group High-Tech Co., 1 Hutan Street, Zhongshan District, Dalian, the People’s Republic of China.

Directors and Executive Officers:	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Bin Wang	23,000,000	(3)	43	%(3)
Yu Long Wang	0		*
Ming Fen Liu	10,000		*
Zhi Li	23,000,000	(3)	43	%(3)
Guosheng Fu	0
Jiao Wang	23,000,000	(3)	43	%(3)
Fudong Sui	0		*
Gang Li	0		*
Yefei Liu	0		*
Fuqiu Ren	-		-
Officers and directors as a group (5 persons)	23,010,000		43%

*	Represents less than 1%

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

(2)
Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of September 13 2010 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights, if applicable.

(3)
This includes 8,000,000 shares owned by Mr. Bin Wang, our President and Chief Executive Officer, 7,500,000 shares owned by Ms. Zhi Li, Mr. Bin Wang’s spouse, and 7,500,000 shares owned by Ms. Jiao Wang, Mr. Wang’s daughter.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, since the beginning of our last fiscal year, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation SK) during the fiscal year ended 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

Independent Directors

Fudong Sui, Gang Li, Yefei Liu, and Fuqiu Ren are independent directors as defined by the Nasdaq Marketplace Rules.

Item 14.                 Principal Accounting Fees and Services

For the fiscal years ended May 31, 2010 and May 31, 2009, ZYCPA Company Limited has billed us the following fees for audit and other services set forth in the following table:

	2010	2009
Audit Fees (1)	75,000	72,000

Tax Fees	-	-

All Other Fees	-	-

Total	75,000	72,000
(1)           Services rendered for the audit of our annual financial statements included in our report on Form 10-K and the reviews of the financial statements included in our reports on Forms 10-Q filed with the SEC.

PART IV
Item 15. Exhibits, Financial Statements Schedules

Number	Exhibit Description	Footnote Reference
3.1	Articles of Incorporation of Capital Resource Funding, Inc. filed on February 6, 2004	(1)

3.2	Amendment to the Articles of Incorporation of Capital Resource Funding, Inc. filed March 21, 2005.	(2)

3.3	Certificate of Incorporation of China Sun Group High-Tech Co. filed with Delaware Secretary of State on June 20, 2007.	*

3.4	Bylaws.	(1)

10.1	Investment Agreement dated as of August 18, 2010 by and between the Company and Wealthy Support International Investment Ltd.	(3)

10.2	Registration Rights Agreement dated as of August 18, 2010 by and between the Company and Wealthy Support International Investment Ltd.	(3)

10.3	Termination of Investment Agreement and Registration Rights Agreement dated as of September 13, 2010 by and between the Company and Wealthy Support International Investment Ltd.	(5)

14	Code of Ethics	(4)

21.1	Subsidiaries of the Registrant	*

23.1	Consent of ZYCPA Company Limited.	*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..	*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certifications of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

(1)	Incorporated by reference from the Registration Statement on Form SB-2 of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on August 16, 2004. File no. 333-118259.
(2)
Incorporated by reference from the Amendment No. 4 to the Registration Statement on Form SB-2/A of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on March 15, 2005. File no. 333-118259.

(3)	Incorporated by reference to Exhibits 10.1 and 10.2 to the registrant’s current report on Form 8-K filed on August 24, 2010.
(4)	Incorporated by reference from the Annual Report on Form 10-KSB of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on August 4, 2006.
(5)	Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on September 13, 2010.

*	Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Sun Group High-Tech Co.

Dated: September 14, 2010	By: /s/ Guosheng Fu
Name: Guosheng Fu
Title: Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bin Wang and Ming Fen Liu, and each of them, his and her true and lawful attorneys-in-fact, each with full power of substitution, for him and her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Guosheng Fu	Chief Executive Officer (Principal Executive Officer)	September 14, 2010
Guosheng Fu

/s/ Ming Fen Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2010
Ming Fen Liu

/s/ Bin Wang	Chairman of the Board	September 14, 2010
Bin Wang

/s/ Zhi Li	Director	September 14, 2010
Zhi Li

/s/ Jiao Wang	Director	September 14, 2010
Jiao Wang

/s/ Fudong Sui	Director	September 14, 2010
Fudong Sui

/s/ Gang Li	Director	September 14, 2010
Gang Li

/s/ Yefei Liu	Director	September 14, 2010
Yefei Liu

/s/ Fuqiu Ren	Director	September 14, 2010
Fuqiu Ren

CHINA SUN GROUP HIGH-TECH CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Sun Group High-Tech Co.

We have audited the accompanying consolidated balance sheets of China Sun Group High-Tech Co. and its subsidiaries (“the Company”) as of May 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended May 31, 2010 and 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2010 and 2009 and the results of operations and cash flows for the years ended May 31, 2010 and 2009 and in conformity with accounting principles generally accepted in the United States of America.

/s/ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
September 14, 2010

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of May 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,017,266	$9,209,953
Accounts receivable, trade	2,793,038	1,580,220
Inventories	1,218,336	1,657,023
Value-added tax receivable	-	124,627
Deposits and prepayments	3,049	439,560

Total current assets	22,031,689	13,011,383

Non-current assets:
Technical know-how, net	2,475,298	2,608,059
Property, plant and equipment, net	20,567,954	19,630,119

TOTAL ASSETS	$45,074,941	$35,249,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,127,244	$847,796
Income tax payable	1,488,619	1,476,030
Other payables and accrued liabilities	984,189	1,022,303

Total liabilities	4,600,052	3,346,129

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; none of shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,422,971 shares and 53,422,971 shares issued and outstanding, respectively	53,423	53,423
Additional paid-in capital	9,585,204	9,585,204
Accumulated other comprehensive income	3,043,344	3,067,549
Statutory reserve	2,277,365	1,387,775
Retained earnings	25,515,553	17,809,481

Total stockholders’ equity	40,474,889	31,903,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,074,941	$35,249,561

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended May 31,
	2010	2009

Revenues, net	$41,189,122	$37,033,483

Cost of revenue (inclusive of depreciation and amortization)	28,134,650	23,444,655

Gross profit	13,054,472	13,588,828

Operating expenses:
Sales and marketing	77,870	574,671
Research and development	121,825	102,069
General and administrative	1,311,598	1,423,013

Total operating expenses	1,511,293	2,099,753

INCOME FROM OPERATIONS	11,543,179	11,489,075

Other income:
Interest income	35,067	35,449

INCOME BEFORE INCOME TAXES	11,578,246	11,524,524

Income tax expense	(2,982,584)	(2,943,786)

NET INCOME	$8,595,662	$8,580,738

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(24,205)	479,361

COMPREHENSIVE INCOME	$8,571,457	$9,060,099

Net income per share – Basic and diluted	$0.16	$0.16

Weighted average common stock outstanding – Basic and diluted	53,422,971	53,422,971

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended May 31,
	2010	2009
Cash flows from operating activities:
Net income	$8,595,662	$8,580,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,369,824	666,657
Amortization of technical know-how	130,161	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,213,221)	(252,398)
Inventories	436,714	3,121,272
Value-added tax receivable	391,661	329,511
Deposits and prepayments	435,697	(363,191)
Accounts payable, trade	1,279,095	100,064
Customer deposits	-	(343)
Income tax payable	13,980	475,318
Other payables and accrued liabilities	(304,563)	93,496
Net cash provided by operating activities	11,135,010	12,751,124

Cash flows from investing activities:
Payment on technical know-how	-	(2,206,150)
Purchase of plant and equipment	(1,300,564)	(3,785,437)
Payment on construction in progress	(1,024,906)	(1,532,786)
Net cash used in investing activities	(2,325,470)	(7,524,373)

Effect of exchange rate changes on cash and cash equivalents	(2,227)	104,088

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,807,313	5,330,839

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,209,953	3,879,114

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,017,266	$9,209,953

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,127,504	$2,468,468
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Statutory	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	capital	income	reserve	earnings	equity

Balance as of June 1, 2008	-	$-	53,422,971	$53,423	$9,585,204	$2,588,188	$899,819	$9,716,699	$22,843,333

Net income for the year	-	-	-	-	-	-	-	8,580,738	8,580,738

Appropriation to statutory reserve	-	-	-	-	-	-	487,956	(487,956)	-

Foreign currency translation adjustment	-	-	-	-	-	479,361	-	-	479,361

Balance as of May 31, 2009	-	-	53,422,971	$53,423	$9,585,204	$3,067,549	$1,387,775	$17,809,481	$31,903,432

Net income for the year	-	-	-	-	-	-	-	8,595,662	8,595,662

Appropriation to statutory reserve	-	-	-	-	-	-	889,590	(889,590)	-

Foreign currency translation adjustment	-	-	-	-	-	(24,205)	-	-	(24,205)

Balance as of May 31, 2010	-	$-	53,422,971	$53,423	$9,585,204	$3,043,344	$2,277,365	$25,515,553	$40,474,889

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
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

Details of subsidiaries

Name	Place and date of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Dalian Xin Yang Hi-Tech Development Co.	The PRC, a limited liability company	Investment holding in PRC	RMB1,000,000	100%

Dalian Xinyang High-Tech Development Co. Ltd (“DLX”)	The PRC, a limited liability company August 16, 2000	Manufacture and sales of cobaltosic oxide and lithium cobalt oxide	RMB106,000,000	100%

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
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by China Citic Bank. The Company had cash concentration risk of $17,874,373 and $9,061,675 as of May 31, 2010 and 2009, respectively.

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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of May 31, 2010 and 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Technical know-how

Technical know-how represents the developed product technology acquired from a third party and is carried at its purchase cost, net of accumulated amortization. The Company has determined that the estimated useful life of the acquired technology is 15 years and subject to amortization using a straight-line basis over the estimated useful life.

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
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Valuation of long-lived assets

Long-lived assets primarily include technical know-how and property, plant and equipment. In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of May 31, 2010 and 2009.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

The Company is required to remit VAT collected to the tax authority, but may deduct VAT it has paid on eligible purchases. To the extent that the Company paid more than collected, the difference represents the net VAT recoverable balance at the balance sheet date. As of May 31, 2010, the Company has VAT payable of $257,752 in the consolidated financial statements.

●	Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor, depreciation and manufacturing overhead that are directly attributable to the production. Shipping and handling costs are included in cost of revenue.

●	Advertising cost

The Company expenses advertising costs as incurred in accordance with ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expenses of $512 and $554,205 for the years ended May 31, 2010 and 2009, respectively.

●	Research and development costs

Research and development costs mainly related to labor cost incurred in the development of new products and manufacturing methods and are charged to expense as incurred. The Company incurred $121,825 and $102,069 for the years ended May 31, 2010 and 2009, respectively.

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

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended May 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of May 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common stock outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollar ("US$"). The Company's subsidiaries operating in the PRC maintain their books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2010	2009
Year-end RMB: US$1 exchange rate	6.8315	6.8250
Year average RMB: US$1 exchange rate	6.8377	6.8580

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended May 31, 2010 and 2009, the Company operates one reportable business segment in the PRC.

●	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

●	Fair value of financial instruments

Cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, income tax payable, other payables and accrued liabilities are carried at cost which approximated fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The adoption of this pronouncement does not have an effect on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement does not have an effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The adoption of this pronouncement does not have an effect on the Company’s consolidated financial statements.

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (ASU 2009-13) which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures. This ASU will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The adoption of this pronouncement does not have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”, (ASU 2010-06) which provides amendments to ASC 820, “Fair Value Measurements and Disclosures” that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU does not have a material effect on the Company’s consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

3.         ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the years ended May 31, 2010 and 2009.

4.         TECHNICAL KNOW-HOW

	As of May 31,
	2010	2009

Cost	$2,608,059	$2,595,471
Foreign translation difference	(2,482)	12,588
	2,605,577	2,608,059
Less: accumulated amortization	(130,161)	-
Less: foreign translation difference	(118)	-
Technical know-how, net	$2,475,298	$2,608,059

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Technical know-how represents the purchased technology to develop a new product, lithium iron phosphate, which is used as anode material for the new generation of lithium ion batteries, from an independent party. The Company has determined that the technology has an estimated useful life of 15 years and is amortized on a straight-line method over its useful life when its products are approved by the government agency. The approval was granted to the Company in August 2009.

Amortization expense for the years ended May 31, 2010 and 2009 was $130,161 and $0, respectively, which was recorded in cost of revenue.

5.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of:

	As of May 31,
	2010	2009

Building	$6,308,373	$6,308,373
Plant and machinery	15,043,010	11,181,025
Office equipment	206,311	205,467
Motor vehicle	34,816	34,816
Construction in progress	-	1,540,220
Foreign translation difference	2,172,090	2,187,536
	23,764,600	21,457,437
Less: accumulated depreciation	(3,066,033)	(1,696,209)
Less: foreign translation difference	(130,613)	(131,109)
Property, plant and equipment, net	$20,567,954	$19,630,119

Depreciation expense for the years ended May 31, 2010 and 2009 was $1,369,824 and $666,657, which included $1,111,374 and $409,514 in cost of revenue, respectively.

6.         OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	As of May 31,
	2010	2009

VAT payable	$257,752	$-
Welfare payable	416,832	293,262
Accrued operating expenses	116,849	126,209
Payable to equipment vendor	-	83,623
Purchase price payable for technical know-how	-	391,209
Other payable	192,756	128,000
	$984,189	$1,022,303

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.         NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common stock outstanding during the year. Diluted net income per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net income per share for the years ended May 31, 2010 and 2009:

	Years ended May 31,
	2010	2009
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$8,595,662	$8,580,738

Denominator:
Weighted average common stock outstanding – Basic and diluted	53,422,971	53,422,971

Net income per share – Basic and diluted	$0.16	$0.16

8.         INCOME TAXES

For the years ended May 31, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Years ended May 31,
	2010	2009
Tax jurisdiction from:
– Local	$(217,455)	$(251,544)
– Foreign	11,795,701	11,776,068
Income before income taxes	$11,578,246	$11,524,524

The provision for income taxes consisted of the following:

	Years ended May 31,
	2010	2009
Current tax:
– Local	$-	$-
– Foreign	2,982,584	2,943,786

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$2,982,584	$2,943,786

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
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

As of May 31, 2010, the operation in the United States of America incurred $1,180,315 of cumulative operating losses carryforwards for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the years ended May 31, 2010 and 2009 are as follows:

	Years ended May 31,
	2010	2009

Income before income taxes	$11,795,701	$11,776,068
Income statutory tax rate	25%	25%
Income taxes calculated at statutory income tax rate	2,948,925	2,944,017

Prior year’s adjustment	5,901	-
Tax effect of non-deductible items	27,758	(231)
Income tax expense	$2,982,584	$2,943,786

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of May 31, 2010 and 2009:

	As of May 31,
	2010	2009
Deferred tax assets:
- Net operating loss carryforwards	$401,307	$327,372
Less: valuation allowance	(401,307)	(327,372)
Deferred tax assets	$-	$-

As of May 31, 2010 and 2009, the Company has provided for a full valuation allowance against the aggregate deferred tax assets of $401,307 and $327,372 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended May 31, 2010, the valuation allowance increased by $73,935, primarily relating to net operating losses carryforwards from the local tax regime.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.         CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company’s subsidiary in the PRC is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $150,130 and $136,916 for the years ended May 31, 2010 and 2009, respectively.

10.         STATUTORY RESERVE

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

For the years ended May 31, 2010 and 2009, the Company’s PRC subsidiaries contributed $889,590 and $487,956 to statutory reserve, respectively.

11.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended May 31, 2010 and 2009, the customer who accounts for 10% or more of revenues of the Company and its outstanding balance at the year-end are presented as follows:

	Year ended May 31, 2010		May 31, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$8,028,735	19%	$-
Customer F	7,053,960	17%	591,537
Customer E	6,412,248	16%	415,251
Customer D	5,661,868	14%	-
Customer G	4,035,533	10%	510,283
Total:	$31,192,344	76%	1,517,071

	Year ended May 31, 2009		May 31, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$8,019,714	22%	$-
Customer B	8,835,640	24%	293,040
Customer D	4,869,282	13%	439,560
Customer F	7,250,297	19%	293,040
Total:	$28,974,933	78%	1,025,640

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended May 31, 2010 and 2009, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)	Major vendors

For the years ended May 31, 2010 and 2009, the vendor who accounts for 10% or more of purchases of the Company and its outstanding balance at the year-end are presented as follows:

	Year ended May 31, 2010		May 31, 2010
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$11,316,967	44%	$1,117,983
Vendor C	6,935,251	27%	597,854
Vendor B	5,637,909	22%	411,408
Total:	$23,890,127	93%	$2,127,245

	Year ended May 31, 2009		May 31, 2009
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$8,860,612	47%	$-
Vendor B	6,312,345	34%	385,348
Vendor C	3,493,115	19%	462,448
Total:	$18,666,072	100%	$847,796

For the years ended May 31, 2010 and 2009, 100% of the Company’s purchases were derived from vendors located in the PRC.

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

(e)         Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
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

12.         COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 10 years, due July 25, 2010. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $7,312 and $7,291 for the years ended May 31, 2010 and 2009.

As of May 31, 2010, the Company has the future minimum rental payments under the operating lease agreement in the next five years and thereafter, as follow:

Year ending May 31,
2011	$11,833
2012	11,833
2013	11,833
2014	11,833
2015	11,833
Thereafter	59,160
Total:	$118,325

(b)         Capital commitment

On June 9, 2007, the Company’s subsidiary, DLX entered into an African Mining Project Contract of Cooperation (the “Purchase Agreement”) with Shengbao Group and South African Shengbao Mining Enterprises (“Shengbao”). Pursuant to the Purchase Agreement, DLX is obliged to purchase the prospecting and mining rights of a cobalt ore mine for a purchase price of $2 million over a term of 15 years. As of May 31, 2010, the Company has not executed the Purchase Agreement.

13.         SUBSEQUENT EVENT

On August 18, 2010, the Company entered into an Investment Agreement (the “Investment Agreement”) with Wealthy Support International Investment Ltd. (the “Investor”).  On September 13, 2010, both parties agreed to terminate the Investment Agreement.