Form 10-Q
period 2010-08-31
CHINA SUN GROUP HIGH-TECH CO
filed 2010-10-14
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

OR

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

There are presently 53,472,971 shares of common stock, $0.001 par value, issued and outstanding as of October 11, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	5
Item 1A.	Risk Factors.	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	5
Item 3.	Defaults Upon Senior Securities.	5
Item 4.	(Removed and Reserved)	6
Item 5.	Other Information.	6
Item 6.	Exhibits.	6

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of August 31, 2010 and May 31, 2010	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended August 31, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended August 31, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-14

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2010 AND MAY 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	August 31, 2010	May 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,369,159	$18,017,266
Accounts receivable, trade	2,906,581	2,793,038
Inventories	591,949	1,218,336
Deposits and prepayments	9,785	3,049

Total current assets	22,877,474	22,031,689

Non-current assets:
Technical know-how, net	2,438,475	2,475,298
Property, plant and equipment, net	20,271,428	20,567,954

TOTAL ASSETS	$45,587,377	$45,074,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$397,263	$2,127,244
Income tax payable	1,085,744	1,488,619
Other payables and accrued liabilities	1,091,503	984,189

Total liabilities	2,574,510	4,600,052

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none of shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,422,971 shares and 53,422,971 shares issued and outstanding, respectively	53,423	53,423
Additional paid-in capital	9,585,204	9,585,204
Accumulated other comprehensive income	3,150,587	3,043,344
Statutory reserve	2,277,365	2,277,365
Retained earnings	27,946,288	25,515,553

Total stockholders’ equity	43,012,867	40,474,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,587,377	$45,074,941

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended August 31,
	2010	2009

Revenues, net	$11,753,459	$9,313,336

Cost of revenue (inclusive of depreciation and amortization)	8,046,456	6,254,566

Gross profit	3,707,003	3,058,770

Operating expenses:
Sales and marketing	31,326	23,294
Research and development	20,933	25,575
General and administrative	400,385	241,678

Total operating expenses	452,644	290,547

INCOME FROM OPERATIONS	3,254,359	2,768,223

Other income:
Interest income	10,639	8,058

INCOME BEFORE INCOME TAXES	3,264,998	2,776,281

Income tax expense	(834,263)	(712,938)

NET INCOME	$2,430,735	$2,063,343

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	107,243	(75,273)

COMPREHENSIVE INCOME	$2,537,978	$1,988,070

Net income per share – Basic and diluted	$0.05	$0.04

Weighted average common stock outstanding – Basic and diluted	53,422,971	53,422,971

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended August 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,430,735	$2,063,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	401,323	210,253
Amortization of technical know-how	43,601	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(106,097)	189,105
Inventories	630,519	1,215,028
Value-added tax receivable	-	359,074
Deposits and prepayments	(6,736)	209,908
Accounts payable, trade	(1,738,029)	(836,861)
Income tax payable	(407,449)	(84,338)
Other payables and accrued liabilities	105,284	(60,292)
Net cash provided by operating activities	1,353,151	3,265,220

Cash flows from investing activities:
Purchase of plant and equipment	(48,486)	(16,313)
Addition of construction in progress	-	(1,024,155)
Net cash used in investing activities	(48,486)	(1,040,468)

Effect of exchange rate changes on cash and cash equivalents	47,228	(21,055)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,351,893	2,203,697

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,017,266	9,209,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,369,159	$11,413,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,241,712	$797,276
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from construction in progress to property, plant and equipment	$-	$2,560,385

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

						Accumulated
					Additional	other			Total
	Convertible preferred stock		Common stock		paid-in	comprehensive	Statutory	Retained	stockholders’
	No. of share	Amount	No. of share	Amount	capital	income	reserve	earnings	equity

Balance as of June 1, 2010	-	-	53,422,971	$53,423	$9,585,204	$3,043,344	$2,277,365	$25,515,553	$40,474,889

Net income for the period	-	-	-	-	-	-	-	2,430,735	2,430,735

Foreign currency translation adjustment	-	-	-	-	-	107,243	-	-	107,243

Balance as of August 31, 2010	-	$-	53,422,971	$53,423	$9,585,204	$3,150,587	$2,277,365	$27,946,288	$43,012,867

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
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

In the opinion of management, the consolidated balance sheet as of May 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended August 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2011 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2010.

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

The Company, through its operating subsidiaries in the PRC, mainly engages in the production and sales of cobaltosic oxide and lithium iron phosphate, both anode materials used in lithium ion rechargeable batteries in the PRC.

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

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of CSGH and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by China Citic Bank. The Company has cash concentration risk of $19,362,052 as of August 31, 2010.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management's assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment.

●	Inventories

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of August 31, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended August 31, 2010 and 2009 were $43,601 and $0 which was recorded in cost of revenue.

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

Depreciation expense for the three months ended August 31, 2010 and 2009 were $401,323 and $210,253, which included $335,000 and $145,750 in cost of revenue, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include technical know-how and property, plant and equipment. In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of August 31, 2010.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

●	Comprehensive income

ASC Topic 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in the financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the periods ended August 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of August 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement,” using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	August 31, 2010	August 31, 2009
Period-end RMB:US$1 exchange rate	6.8130	6.8412
Average period RMB:US$1 exchange rate	6.8041	6.8427

●	Related parties

Parties, which can be a corporation or an individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

ASC Topic 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the periods ended August 31, 2010, the Company operates one reportable business segment in the PRC.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
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

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

NOTE－4                   ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the three months ended August 31, 2010 and 2009.

NOTE－5                   OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	August 31, 2010	May 31, 2010

Welfare payable	$417,964	$416,832
Accrued operating expense	143,487	116,849
VAT payable	359,185	257,752
Other payable	170,867	192,756
Other payables and accrued liabilities	$1,091,503	$984,189

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－6                   INCOME TAXES

For the three months ended August 31, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Three months ended August 31,
	2010	2009
Tax jurisdiction from:
– Local	$(78,761)	$(62,543)
– Foreign	3,343,759	2,838,824
Income before income taxes	$3,264,998	$2,776,281

The provision for income taxes consisted of the following:

	Three months ended August 31,
	2010	2009
Current tax:
– Local	$-	$-
– Foreign	834,263	712,938

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$834,263	$712,938

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company operates in various countries - United States of America and the PRC - that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Delaware and is subject to the tax laws of the United States of America.

As of August 31, 2010, the operation in the United States of America incurred $1,259,076 of cumulative net operating losses carryforwards for federal tax purposes, which are available to offset future taxable income. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the three months ended August 31, 2010 and 2009 are as follows:

	Three months ended August 31,
	2010	2009

Income before income taxes	$3,343,759	$2,838,824
Income statutory tax rate	25%	25%
Income taxes calculated at statutory income tax rate	835,940	709,706

Tax effect of non-deductible items	1,677	1,826
Prior year’s adjustment	-	1,406
Income tax expense	$834,263	$712,938

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of August 31, 2010 and May 31, 2010:

	August 31, 2010	May 31, 2010
Deferred tax assets:
- Net operating loss carryforwards	$428,086	$401,307
Less: valuation allowance	(428,086)	(401,307)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $428,086 as of August 31, 2010. During the three months ended August 31, 2010, the valuation allowance increased by $26,779, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE－7                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended August 31, 2010 and 2009, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended August 31, 2010		August 31, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$1,604,079	14%	$691,245
Customer E	1,933,665	16%	557,712
Customer F	2,140,839	18%	-
Customer G	1,421,390	12%	-
Customer H	1,235,872	11%	297,094
Total:	$8,335,845	71%	$1,546,051

	Three months ended August 31, 2009		August 31, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$1,755,308	19%	$609,975
Customer D	1,640,989	18%	302,466
Customer E	1,919,462	21%	352,837
Customer F	927,200	10%	-
Total:	$6,242,959	67%	$1,265,278

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended August 31, 2010 and 2009, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)	Major vendors

For the three months ended August 31, 2010 and 2009, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Three months ended August 31, 2010		August 31, 2010
	Purchases	Percentage of purchase	Accounts Payable

Vendor A	$2,495,799	38%	$300,976
Vendor B	1,389,693	21%	-
Vendor C	1,760,441	27%	-
Vendor D	803,835	12%	-
Total:	$6,449,768	98%	$300,976

	Three months ended August 31, 2009		August 31, 2009
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$2,544,963	54%	$-
Vendor B	1,240,858	26%	-
Vendor C	946,971	20%	-
Total:	$4,732,792	100%	$-

For the three months ended August 31, 2010 and 2009, 100% of the Company’s purchases were derived from vendors located in the PRC.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)         Exchange rate risk

The reporting currency of the Company is US$. To date, the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against US$, the value of the RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(e)         Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE－8                   COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary operating in PRC was committed under several non-cancelable operating leases for the terms from 5 to 10 years, with monthly rentals, due through July 2020. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $2,939 and $1,826 for the three months ended August 31, 2010 and 2009.

As of August 31, 2010, the Company has the future minimum rental payments under the operating lease agreements in the next five years and thereafter, as follow:

Years ending August 31,
2011	$16,146
2012	16,146
2013	16,146
2014	16,146
2015	16,146
Thereafter	46,967

Total:	$127,697

NOTE－9                   SUBSEQUENT EVENTS

On September 20, 2010, the Company issued an aggregate 2,050,000 shares of common stock to certain consultants for the services at the fair value of $0.87 per share.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended August 31, 2010 and August 31, 2009

Net Revenue

Net revenue for the three months ended August 31, 2010 was $11,753,459, an increase of $2,440,123 or 26% from net revenue of $9,313,336 for the comparable period in 2009. The increase in revenue resulted from the introduction of a new product, lithium iron phosphate, since September 2009. The increase in sales volume was driven by customer demands.

Cost of Revenue

Cost of revenue for the three months ended August 31, 2010 was $8,046,456, an increase of $1,791,890 or 28.6% from $6,254,566 for the comparable period in 2009.  This increase in cost of revenue resulted from the increase in demand for materials for the increase of sales volume as well as the increase in the unit prices of raw materials.

Gross Profit

Gross profit for the three months ended August 31, 2010 was $3,707,003, an increase of $648,233 or 21% from $3,058,770 for the comparable period in 2009. The increase in gross profit was primarily due to the increase of profit margin from the new product, lithium iron phosphate, and the increase in sales volume driven by customer demands.

 Sales and Marketing Expenses

Sales and marketing expenses for the three months period ended August 31, 2010 totaled $31,326, compared to $23,294 for the three months ended August 31, 2009. This represents an increase of $8,032 or 34% for the three months period in 2010 compared to the same period in 2009. The increase was primarily attributable to the increase in customer demands and hence sales volume and gross profit.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2010 were $400,385, an increase of $158,707 or 65.6% from $241,678 for the comparable period in 2009. The increase resulted from higher legal and professional consulting expenses incurred during the three months period ended August 31, 2010 compared to the corresponding period in 2009.

Research and Development Expenses

Research and development expenses for the three months ended August 31, 2010 were $20,933, a decrease of $4,642 or 18% compared to $25,575 for the comparable period in 2009. The decrease was primarily attributable to the transfer of technical staffs to other departments for assisting the services for the new product in 2010 compared to the same period in 2009.

Income from Operations

Income from operations for the three months period ended August 31, 2010 totaled $3,254,359, compared to $2,768,223 for the three months ended August 31, 2009. This represents an increase of $486,136 or 18% for the three months period compared to 2009. The increase resulted primarily from the increased gross profit driven by customers demand.

Income Taxes

Provision for income tax expense was $834,263 for the three months ended August 31, 2010, an increase of $121,325 or 17% as compared to $712,938 for the corresponding period in 2009. The increase resulted primarily from the increase in sales and hence profit before taxation during the period.

Net Income

Net income for the three months ended August 31, 2010 was $2,430,735, an increase of $367,392 or 18% as compared to the net income of $2,063,343 for the corresponding period in 2009. The increase was primarily attributable to the increase in sales volume driven by customers demand for three months ended August 31, 2010 compared to the corresponding period in 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $18,017,266 at the beginning of the three months ended August 31, 2010 which increased to $19,369,159, representing an icrease of $1,351,893 or 8% at the end of the three months period ended August 31, 2010. This net change in cash and cash equivalents represented the combined effects of cash generated in the total amount of $1,353,151 from operating activities, cash used in the total amount of $48,486 from investing activities and effects of exchange rate changes of $47,228 in 2010.

Net cash provided by operating activities

Net cash provided by our operating activities was $1,353,151 for the three months ended August 31, 2010, a decrease of $1,912,069 or 58.5% as compared to the cash of $3,265,220 provided by operating activities for the same period in 2009. This decrease was primarily due to the growth in sales revenue with the increase in accounts receivable by $106,097, the decrease in inventories by $630,519, the increase in income tax payable by $407,449, offset by the increase in deposits and prepayments by $6,736, the decrease in other payable and accrued liabilities by $105,248 and the decrease in accounts payable by $1,738,029 during the period.

Net cash used in investing activities

Net cash used in investing activities was $48,486 for the three months ended August 31, 2010. The cash outflow was primarily attributable to the purchase of plant and equipment during the period.

Net cash used in financing activities

There was no net cash generated or used for financing activities for the three months ended August 31, 2010.

Income Taxes

Cash paid for income tax expense was $1,241,712 for the three months ended August 31, 2010.

Trends

Currently, many companies in the cobalt product industry are looking to directly own cobalt producing mines which can provide direct access and supply of cobalt ore, the primary raw materials in the cobalt product industry. In June 2007, we acquired certain rights to a cobalt mine in Africa. This acquisition helps us to avoid the export limitations imposed by the Congo, reduces the freight expenses, and helps us to ensure a stable supply of cobalt ore for our production.

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation did not have a material or significant impact on our revenue or our results of operations.

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

Contractual Obligations and Commitments

We committed under several non-cancelable operating lease agreements, with terms from five to ten years, due through July 25, 2020. The annual lease payment is $16,146 over the next five years and $46,967 for period thereafter until 2020. The Company has a minimum rental payment obligation totaling $127,697.

During the fiscal year ended May 31, 2008, DLXY, our subsidiary entered into an agreement to purchase an interest in a cobalt ore mine in the Congo, with the anticipation that such interests would provide us with an additional supply of raw material and would also enable us to sell these materials to other enterprises in this industry.  No payments were made under this agreement and the Company has abandoned this project.

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

Accounts receivables and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management's assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

New Financial Accounting Pronouncements

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010, with certain other additional disclosures that will become effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material legal proceeding pending against us.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.

None.
Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SUN GROUP HIGH-TECH CO.

Date: October 14, 2010	By:	/s/ Guosheng Fu
Name: Guosheng Fu
Title: Chief Executive Officer
(Principle Executive Officer)

.

Date: October 14, 2010	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)