Form 10-Q
period 2010-11-30
CHINA SUN GROUP HIGH-TECH CO
filed 2011-01-13
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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
☑ Yes   No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There are presently 55,472,971 shares of common stock, $0.001 par value, issued and outstanding as of January 13, 2011.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	8
Item 1A.	Risk Factors.	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8
Item 3.	Defaults Upon Senior Securities.	8
Item 4.	(Removed and Reserved)	8
Item 5.	Other Information.	8
Item 6.	Exhibits.	8

Item 1.                      Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of November 30, 2010 and May 31, 2010	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended November 30, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended November 30, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-15

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2010 AND MAY 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	November 30, 2010	May 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,797,412	$18,017,266
Accounts receivable, trade	5,428,311	2,793,038
Inventories	420,938	1,218,336
Deposits and prepayments	330,765	3,049

Total current assets	25,977,426	22,031,689

Non-current assets:
Technical know-how, net	2,445,764	2,475,298
Property, plant and equipment, net	20,292,073	20,567,954

TOTAL ASSETS	$48,715,263	$45,074,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$412,207	$2,127,244
Income tax payable	612,670	1,488,619
Other payables and accrued liabilities	1,009,703	984,189

Total liabilities	2,034,580	4,600,052

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none of shares issued and outstanding,	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,472,971 shares and 53,422,971 shares issued and outstanding, respectively	55,473	53,423
Additional paid-in capital	11,366,654	9,585,204
Accumulated other comprehensive income	4,094,904	3,043,344
Statutory reserve	2,277,365	2,277,365
Retained earnings	28,886,287	25,515,553

Total stockholders’ equity	46,680,683	40,474,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,715,263	$45,074,941

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009

Revenues, net	$12,639,828	$10,110,020	$24,393,287	$19,423,356

Cost of revenue (inclusive of depreciation and amortization)	8,568,216	7,078,731	16,614,672	13,333,297

Gross profit	4,071,612	3,031,289	7,778,615	6,090,059

Operating expenses:
Sales and marketing	37,447	29,844	68,773	53,138
Research and development	32,514	25,598	53,447	51,173
General and administrative	2,195,429	276,478	2,595,814	518,156

Total operating expenses	2,265,390	331,920	2,718,034	622,467

INCOME FROM OPERATIONS	1,806,222	2,699,369	5,060,581	5,467,592

Other income:
Other income	44,432	-	44,432	-
Interest income	13,212	8,756	23,851	16,814

INCOME BEFORE INCOME TAXES	1,863,866	2,708,125	5,128,864	5,484,406

Income tax expense	(923,867)	(690,442)	(1,758,130)	(1,403,380)

NET INCOME	$939,999	$2,017,683	$3,370,734	$4,081,026

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	944,317	64,313	1,051,560	(10,960)

COMPREHENSIVE INCOME	$1,884,316	$2,081,996	$4,422,294	$4,070,006

Net income per share – Basic and diluted	$0.02	$0.04	$0.06	$0.08

Weighted average common stock outstanding – Basic and diluted	55,017,415	53,422,971	54,220,193	53,422,971

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended November 30,
	2010	2009

Cash flows from operating activities:
Net income	$3,370,734	$4,081,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	810,149	573,949
Amortization of technical know-how	87,876	43,375
Shares issued for services, non-cash	1,783,500	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,537,625)	(86,566)
Inventories	816,781	1,264,253
Value-added tax receivable	-	417,912
Deposits and prepayments	(323,736)	(239,780)
Accounts payable, trade	(1,745,030)	(845,986)
Income tax payable	(900,803)	(55,746)
Other payables and accrued liabilities	5,717	(376,042)
Net cash provided by operating activities	1,367,563	4,776,395

Cash flows from investing activities:
Purchase of plant and equipment	(49,852)	(1,297,941)
Addition of construction in progress	-	(1,024,621)
Net cash used in investing activities	(49,852)	(2,322,562)

Effect of exchange rate changes on cash and cash equivalents	462,435	(1,815)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,780,146	2,452,018

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,017,266	9,209,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,797,412	$11,661,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,658,933	$1,459,125
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from construction in progress to property, plant and equipment	$-	$2,560,385

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Convertible preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity

Balance as of June 1, 2010	-	-	53,422,971	$53,423	$9,585,204	$3,043,344	$2,277,365	$25,515,553	$40,474,889

Shares issued for services	-	-	2,050,000	2,050	1,781,450	-	-	-	1,783,500

Net income for the period	-	-	-	-	-	-	-	3,370,734	3,370,734

Foreign currency translation adjustment	-	-	-	-	-	1,051,560	-	-	1,051,560

Balance as of November 30, 2010	-	$-	55,472,971	$55,473	$11,366,654	$4,094,904	$2,277,365	$28,886,287	$46,680,683

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－1                   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of May 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended November 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2011 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2010.

NOTE－2                   ORGANIZATION AND BUSINESS BACKGROUND

China Sun Group High-Tech Co. was organized under the laws of the State of North Carolina on February 2, 2004 as a subchapter S-Corporation. On August 24, 2007, the Company was reincorporated in the State of Delaware and changed its name from “Capital Resource Funding, Inc.” to “China Sun Group High-Tech Co.”

The Company, through its operating subsidiaries in the PRC, mainly engages in the production and sale of cobaltosic oxide and lithium iron phosphate, both anode materials used in lithium ion rechargeable batteries.

CSGH and its subsidiaries are hereinafter referred to as (the “Company” or "CSGH").

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

The condensed consolidated financial statements include the financial statements of CSGH and its subsidiaries. All significant inter-company balances and transactions within the CSGH have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by China Citic Bank. The Company has cash concentration risk of $19,793,510 as of November 30, 2010.

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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of November 30, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended November 30, 2010 and 2009 was $44,275 and $43,375, which was recorded in cost of revenue, respectively.

Amortization expense for the six months ended November 30, 2010 and 2009 was $87,876 and $43,375, which was recorded in cost of revenue, respectively.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Building	40 years	5%
Plant and machinery	5-40 years	5%
Office equipment	5 years	5%
Motor vehicles	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Depreciation expense for the three months ended November 30, 2010 and 2009 was $408,826 and $363,696, which included $408,313 and $299,100 in cost of revenue, respectively.

Depreciation expense for the six months ended November 30, 2010 and 2009 was $810,149 and $573,949, which included $743,313 and $444,850 in cost of revenue, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include technical know-how and property, plant and equipment. In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of November 30, 2010.

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
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

For the six months ended November 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of November 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts substantially all of its business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in the PRC maintain their books and records in their local currency, Renminbi Yuan ("RMB"), which is the functional currency, being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	November 30, 2010	November 30, 2009
Period-end RMB:US$ exchange rate	6.6714	6.8285
Average period RMB:US$ exchange rate	6.7519	6.8396

●	Stock based compensation

For non-employee stock based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

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
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the six months ended November 30, 2010, the Company operates one reportable business segment in the PRC.

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

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－4                   ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the six months ended November 30, 2010 and 2009.

NOTE－5                   OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	November 30, 2010	May 31, 2010

Welfare payable	$426,835	$416,832
Accrued operating expense	22,073	116,849
VAT payable	252,287	257,752
Other payable	308,508	192,756
Other payables and accrued liabilities	$1,009,703	$984,189

NOTE－6                   STOCKHOLDERS’ EQUITY

On September 20, 2010, the Company issued an aggregate of 2,050,000 shares of common stock to certain consultants for advisory and professional services at the current fair value of $0.87 per share.

NOTE－7                   INCOME TAXES

For the six months ended November 30, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Six months ended November 30,
	2010	2009
Tax jurisdiction from:
– Local	$(1,944,811)	$(121,029)
– Foreign	7,073,675	5,605,435
Income before income taxes	$5,128,864	$5,484,406

The provision for income taxes consisted of the following:

	Six months ended November 30,
	2010	2009
Current tax:
– Local	$-	$-
– Foreign	1,758,130	1,403,380

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$1,758,130	$1,403,380

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
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

As of November 30, 2010, the operations in the United States of America incurred $3,125,126 of cumulative net operating loss carryforwards for federal tax purposes, which are available to offset future taxable income. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the six months ended November 30, 2010 and 2009 are as follows:

	Six months ended November 30,
	2010	2009

Income before income taxes	$7,073,675	$5,605,435
Statutory income tax rate	25%	25%
Income taxes calculated at statutory income tax rate	1,768,419	1,401,359

Tax effect on non-deductible items	819	913
Tax effect on non-taxable items	(11,108)	(1,668)
Prior year’s adjustment	-	2,776
Income tax expense	$1,758,130	$1,403,380

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of November 30, 2010 and May 31, 2010:

	November 30, 2010	May 31, 2010
Deferred tax assets:
- Net operating loss carryforwards	$1,062,543	$401,307
Less: valuation allowance	(1,062,543)	(401,307)
Deferred tax assets	$-	$-

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $1,062,543 as of November 30, 2010. During the six months ended November 30, 2010, the valuation allowance increased by $661,236, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE－8                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended November 30, 2010 and 2009, customers who accounted for 10% or more of revenues of the Company are as follows:

	Three months ended November 30, 2010		November 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$1,934,364	15%	$447,207
Customer E	1,737,489	14%	764,863
Customer F	1,645,173	13%	799,331
Customer G	1,237,998	10%	724,441
Total:	$6,555,024	52%	$2,735,842

	Six months ended November 30, 2010		November 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer F	3,786,012	16%	799,331
Customer E	3,671,154	15%	764,863
Customer B	$3,538,443	15%	$447,207
Customer G	2,659,388	11%	724,441
Customer H	2,375,547	10%	426,251
Total:	$16,030,544	67%	$3,162,093

	Three months ended November 30, 2009		November 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$2,614,550	26%	$665,465
Customer F	1,923,122	19%	595,900
Customer H	1,554,293	15%	34,415
Customer E	1,271,322	13%	-
Customer D	1,058,806	10%	165,038
Total:	$8,422,093	83%	$1,460,818

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Six months ended November 30, 2009		November 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$4,369,863	22%	$665,465
Customer E	3,190,790	16%	-
Customer F	2,850,405	15%	595,900
Customer D	2,699,800	14%	165,038
Total:	$13,110,858	67%	$1,426,403

(b)	Major vendors

For the three and six months ended November 30, 2010 and 2009, vendors who accounted for 10% or more of the Company's purchases are as follows:

	Three months ended November 30, 2010		November 30, 2010
	Purchases	Percentage of purchases	Accounts Payable

Vendor A	$3,086,112	40%	$-
Vendor B	1,727,995	23%	412,207
Vendor C	1,700,828	22%	-
Vendor D	939,791	12%	-
Total:	$7,454,726	97%	$412,207

	Six months ended November 30, 2010		November 30, 2010
	Purchases	Percentage of purchases	Accounts Payable

Vendor A	$5,581,911	39%	$-
Vendor C	3,461,269	24%	-
Vendor B	3,117,688	22%	412,207
Vendor D	1,743,626	12%	-
Total:	$13,904,494	97%	$412,207

	Three months ended November 30, 2009		November 30, 2009
	Purchases	Percentage of purchases	Accounts Payable

Vendor C	$3,875,385	60%	$-
Vendor B	1,776,967	27%	-
Total:	$5,652,352	87%	$-

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Six months ended November 30, 2009		November 30, 2009
	Purchases	Percentage of purchases	Accounts Payable

Vendor C	$4,822,359	43%	$-
Vendor A	3,028,492	27%	-
Vendor B	3,017,828	27%	-
Total:	$10,868,679	97%	$-

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)         Exchange rate risk

The reporting currency of the Company is the US$. To date, the majority of revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between the US$ and the RMB. If the RMB depreciates against the US$, the value of the RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose it to substantial market risk.

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

NOTE－9                   COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary operating in the PRC was committed under several non-cancelable operating leases for terms ranging from 5 to 10 years, with monthly rentals, due through July 2020. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $8,516 and $3,655 for the six months ended November 30, 2010 and 2009.

As of November 30, 2010, the Company has future minimum rental payments under the operating lease agreements in the next five years and thereafter, as follows:

Years ending November 30,
2011	$16,488
2012	16,488
2013	16,488
2014	16,488
2015	15,739
Thereafter	47,967

Total:	$129,658

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under this item as well as items elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report on Form 10-Q.

Overview

China Sun Group High-Tech Co. is a large producer of cobaltosic oxide and lithium cobalt oxide, both anode materials for lithium ion batteries. In 2010 the Company also began producing and selling lithium iron phosphate in quantity.The Company's sizable production capacity will help it meet the growing demand for anode materials as the demand for lithium batteries increases. Lithium batteries are becoming widely used due to their power capacity, long service life, and compatibility with carbon cathode materials, necessary for battery circuitry. The expected growth of the lithium ion battery industry affords the Company a business opportunity for increasing revenue. In addition, our current operations are solely in the PRC, which provides us access to low-cost skilled labor, raw materials, machinery and facilities and enables us to price our products competitively in an increasingly price-sensitive market.

The Company provides a comprehensive selection of cobalt products including battery cobalt carbonate, nano-level cobaltosic oxide, and high-crystallinity ball lithium cobalt oxide.  The Company’s main products are cobaltosic oxide (Co3O4) and lithium iron phosphate (LiFePo4).  Beginning in fiscal 2010, the Company began producing lithium iron phosphate and planned to convert five of its twelve production lines to the production of lithium iron phosphate.  Sales of lithium iron phosphate to customers in quantity began in the second quarter of fiscal 2010.  At November 30, 2010, the Company had seven production lines for the production of cobaltosic oxide and lithium cobalt oxide and five production lines for the production of lithium iron phosphate. Three of the five lithium iron phosphate production lines are currently in production and two lines can be brought into production when market conditions allow. During the three and six months ended November 30, 2010, the Company produced 297 and 585 tons of cobaltosic oxide, respectively, and 180 and 315 tons of lithium iron phosphate, respectively.

Results of Operations

Three Months Ended November 30, 2010 and November 30, 2009

Net Revenue

Net revenue for the three months ended November 30, 2010 was $12,639,828, an increase of $2,529,808 or 25% from net revenue of $10,110,020 for the comparable period in 2009. The increase in net revenue primarily resulted from an increase in sales of our new product, lithium iron phosphate. Sales of lithium iron phosphate for the three months ended November 30, 2010 was 180 tons, an increase of 143.1 tons or 388% from 36.9 tons for the comparable period in 2009, while there was no significant fluctuation in sales of cobaltosic oxide.

Cost of Revenue

Cost of revenue for the three months ended November 30, 2010 was $8,568,216, an increase of $1,489,485 or 21% from $7,078,731 for the comparable period in 2009.  This increase in cost of revenue resulted from the increase in sales.

Gross Profit

Gross profit for the three months ended November 30, 2010 was $4,071,612, an increase of $1,040,323 or 34% from $3,031,289 for the comparable period in 2009. The increase in gross profit was primarily due to increased sales of our new higher profit margin product, lithium iron phosphate.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended November 30, 2010 were $37,447, compared to $29,844 for the three months ended November 30, 2009. This represents an increase of $7,603 or 25% compared to the same period in 2009. The increase was primarily attributable to increased sales as a result of increased customer demand.

General and Administrative Expenses

General and administrative expenses for the three months ended November, 2010 were $2,195,429, an increase of $1,918,951 or 694% from $276,478 for the comparable period in 2009. The increase was primarily attributable to the payment of a share-based consultancy fee of $1,783,500 during the three months ended November 30, 2010. The share-based consultancy fee consisted of 2,050,000 shares of common stock issued to certain consultants for advisory and professional services at the current fair value of $0.87 per share.

Research and Development Expenses

Research and development expenses for the three months ended November 30, 2010 were $32,514, an increase of $6,919 or 27% compared to $25,598 for the comparable period in 2009. The increase was primarily attributable to an increase in average wages.

Income from Operations

Income from operations for the three months ended November 30, 2010 were $1,806,222, compared to $2,699,369 for the three months ended November 30, 2009. This represents a decrease of $893,147 or 33% from the comparable period in 2009. The decrease resulted primarily from the share-based consultancy fee of $1,783,500 paid during the three months ended November 30, 2010.

Income Taxes

Provision for income tax expense was $923,867 for the three months ended November 30, 2010, an increase of $233,425 or 34% as compared to $690,442 for the corresponding period in 2009. The increase resulted primarily from the increase in sales and hence profit before taxation in the Company’s PRC subsidiaries while the net operating loss of the Company in the United States of America increased primarily from the share-based consultancy fee of $1,783,500 incurred during the three months ended November 30, 2010.

Net Income

Net income for the three months ended November 30, 2010 was $939,999, a decrease of $1,077,684 or 53% as compared to the net income of $2,017,683 for the corresponding period in 2009. The decrease was primarily attributable to the share-based consultancy fee of $1,783,500 incurred during the three months ended November 30, 2010.

Six Months Ended November 30, 2010 and November 30, 2009

Net Revenue

Net revenue for the six months ended November 30, 2010 was $24,393,287, an increase of $4,969,931 or 26% from net revenue of $19,423,356 for the comparable period in 2009. The increase in net revenue primarily resulted from an increase in sales of our new product, lithium iron phosphate, Sales of lithium iron phosphate for the six months ended November 30, 2010 was 312.88 tons, an increase of 275.98 tons or 748% from 36.9 tons for the comparable period in 2009, while there was no significant fluctuation in sales of cobaltosic oxide.

Cost of Revenue

Cost of revenue for the six months ended November 30, 2010 was $16,614,672, an increase of $3,281,375 or 25% from $13,333,297 for the comparable period in 2009.  This increase in cost of revenue resulted from the increase in sales.

Gross Profit

Gross profit for the six months ended November 30, 2010 was $7,778,615, an increase of $1,688,556 or 28% from $6,090,059 for the comparable period in 2009. The increase in gross profit was primarily due to increased sales of our new higher margin product, lithium iron phosphate.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended November 30, 2010 were $68,773, compared to $53,138 for the six months ended November 30, 2009. This represents an increase of $15,635 or 29% compared to the same period in 2009. The increase was primarily attributable to increased sales as a result of increased customer demand.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2010 were $2,595,814, an increase of $2,077,658 or 400% from $518,156 for the comparable period in 2009. The increase in general and administrative expenses was primarily due to the share-based consultancy fee of $1,783,500 paid in September 2010 and higher legal and other professional expenses incurred during the six months period ended November 30, 2010 compared to the corresponding period in 2009.

Research and Development Expenses

Research and development expenses for the six months ended November 30, 2010 were $53,447, an increase of $2,274 or 4% compared to $51,173 for the comparable period in 2009. The increase was primarily attributable to an increase in average wages.

Income from Operations

Income from operations for the six months ended November 30, 2010 was $5,060,581 compared to $5,467,592 for the six months ended November 30, 2009. This represents a decrease of $407,011 or 7% compared to the same period in 2009. The decrease resulted primarily from the share-based consultancy fee as of $1,783,500 paid during the six months ended November 30, 2010.

Income Taxes

Provision for income tax expense was $1,758,130 for the six months ended November 30, 2010, an increase of $354,750 or 25% as compared to $1,403,380 for the corresponding period in 2009. The increase resulted primarily from the increase in sales and hence profit before taxation in the Company’s PRC subsidiaries while the net operating loss of the Company in the United States of America increased primarily from the share-based consultancy fee as of $1,783,500 paid during the six months ended November 30, 2010.

Net Income

Net income for the six months ended November 30, 2010 was $3,370,734, a decrease of $710,292 or 17% as compared to the net income of $4,081,026 for the corresponding period in 2009. The decrease was primarily attributable to the share-based consultancy fee of  $1,783,500 paid during the six months ended November 30, 2010 .

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $18,017,266 at the beginning of the six months ended November 30, 2010 and increased to $19,797,412 at the end of the six months ended November 30, 2010, representing an increase of $1,780,146 or 9.8%. This net change in cash and cash equivalents represented the combined effects of cash generated in the total amount of $1,367,563 from operating activities, cash used in the total amount of $49,852 from investing activities and effects of exchange rate changes of $462,435 in 2010.

Net cash provided by operating activities

Net cash provided by operating activities was $1,367,563 for the six months ended November 30, 2010, a decrease of $3,408,832 or 71% as compared to the cash of $4,776,395 provided by operating activities for the same period in 2009. This decrease was primarily due to an increase in accounts receivable of $2,537,625, the decrease in income tax payable of $900,803, the increase in deposits and prepayments of $323,736, and the decrease in accounts payable of $1,745,030 offset by the decrease in inventories of $816,781, and the increase in other payables and accrued liabilities of $5,717 during the period. The increase in accounts receivables resulted from credit extended in connection with sales to new customers. The Company extends credit to customers in the ordinary course of business. As of the date of this report, the Company has received all of the accounts receivable outstanding on November 30, 2010.

Net cash used in investing activities

Net cash used in investing activities was $49,852 for the six months ended November 30, 2010. The cash outflow was primarily attributable to the purchase of plant and equipment during the period.

Net cash used in financing activities

There was no net cash generated or used for financing activities for the six months ended November 30, 2010.

Income Taxes

Cash paid for income tax expense was $2,658,933 for the six months ended November 30, 2010.

Inflation

We believe that inflation did not have a material or significant impact on our revenue or our results of operations.

General

We believe that we currently have sufficient income generated from our operations to meet our operating and/or capital needs. However, we will continue to evaluate various sources of capital to meet our growth needs. Such sources may include debt financing, issuance of equity securities and entrance into some financing arrangements. There can be no assurance, however, that any of the financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Contractual Obligations and Commitments

We are committed under several non-cancelable operating lease agreements, with terms from five to ten years, due through July 25, 2020. Annual lease payment are $16,488 over the next four years, $15,739 for the fifth year and $47,967 for period thereafter until 2020. The Company has a minimum rental payment obligation totaling $129,658.

During the fiscal year ended May 31, 2008, our subsidiary Dalian Xinyang High-Tech Development Co., Ltd. (DLXY) entered into an agreement to purchase an interest in a cobalt ore mine in the Congo, with the anticipation that such interests would provide us with an additional supply of raw material and would also enable us to sell these materials to other enterprises in this industry.  No payments were made under this agreement and the Company has abandoned this project.

On November 30, 2010, DLXY entered into a 2011 Supply Agreement for Dynamic Lithium Battery Materials, with Henan Huanyu Sai Er New Energy Technology Co., Ltd (“Huanyu”).  Pursuant to the terms of the Supply Agreement, we agreed to supply a minimum of 470 tons of lithium iron phosphate materials to Huanyu during the 2011 calendar year. As of December 2010, we have supplied 45 tons of lithium iron phosphate materials to Huanyu and will begin supplying a minimum of 470 tons of lithium iron phosphate pursuant to the Supply Agreement in the 2011 calendar year. The purchase price of the lithium iron phosphate materials and other relevant commercial terms and conditions will be determined by the parties on a monthly basis.

Critical Accounting Policies

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

Stock based compensation

For non-employee stock based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in the PRC maintain their books and records in their local currency, Renminbi Yuan ("RMB"), which is the functional currency, being the primary currency of the economic environment in which these entities operate.

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

New Financial Accounting Pronouncements

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material legal proceeding pending against us.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.

None.
Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 22, 2010)
10.1	2011 Supply Agreement for Dynamic Lithium Battery Materials dated November 2010, by and between Dalian Xinyaug High-Tech Development Co. Ltd. and Henan Huanyu Sai Er New Energy Technology Co. Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 3, 2010)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SUN GROUP HIGH-TECH CO.

Date: January 13, 2011	By:	/s/ Guosheng Fu
Name: Guosheng Fu
Title: Chief Executive Officer
(Principle Executive Officer)

.

Date: January 13, 2011	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)