Form 10-Q
period 2011-02-28
CHINA SUN GROUP HIGH-TECH CO
filed 2011-04-14
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number: 333-118259

CHINA SUN GROUP HIGH-TECH CO.
(Exact name of registrant as specified in its charter)

Delaware	54-2142880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hutan Street, Zhongshan District
Dalian, the People’s Republic of China 116015
(Address of principal executive offices) (Zip Code)

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

There are presently 55, 722,971 shares of common stock, $0.001 par value, issued and outstanding as of April 8, 2011.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	20
Item 1A.	Risk Factors.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	(Removed and Reserved)	20
Item 5.	Other Information.	20
Item 6.	Exhibits.	20
	Signatures	21

Item 1.                      Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of February 28, 2011(Unaudited) and May 31, 2010(Audited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended February 28, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2011 and 2010	4

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months ended February 28, 2011	5

Notes to Condensed Consolidated Financial Statements	6-14

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2011 AND MAY 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	February 28, 2011	May 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$25,400,563	$18,017,266
Accounts receivable, trade	3,026,827	2,793,038
Inventories	550,154	1,218,336
Deposits and prepayments	666,395	3,049

Total current assets	29,643,939	22,031,689

Non-current assets:
Technical know-how, net	2,433,541	2,475,298
Property, plant and equipment, net	20,150,743	20,567,954

TOTAL ASSETS	$52,228,223	$45,074,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$170,135	$2,127,244
Customer deposits	191,078	--
Income tax payable	635,336	1,488,619
Other payables and accrued liabilities	959,839	984,189

Total liabilities	1,956,388	4,600,052

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,722,971 shares and 53,422,971 shares issued and outstanding as of February 28, 2011 and May 31, 2010, respectively	55,723	53,423
Additional paid-in capital	11,647,029	9,585,204
Accumulated other comprehensive income	4,745,751	3,043,344
Statutory reserve	3,335,588	2,277,365
Retained earnings	30,487,744	25,515,553

Total stockholders’ equity	50,271,835	40,474,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,228,223	$45,074,941

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010

Revenues, net	$13,359,930	$10,808,702	$37,753,217	$30,232,058

Cost of revenue (inclusive of depreciation and amortization)	8,753,182	7,427,144	25,367,854	20,760,441

Gross profit	4,606,748	3,381,558	12,385,363	9,471,617

Operating expenses:
Sales and marketing	47,493	30,057	116,266	83,195
Research and development	33,838	26,328	87,285	77,501
General and administrative	858,580	376,544	3,454,394	894,700

Total operating expenses	939,911	432,929	3,657,945	1,055,396

INCOME FROM OPERATIONS	3,666,837	2,948,629	8,727,418	8,416,221

Other income:
Subsidy income	291	-	44,722	-
Interest income	14,240	9,414	38,091	26,228

INCOME BEFORE INCOME TAXES	3,681,368	2,958,043	8,810,231	8,442,449

Income tax expense	(1,021,688)	(756,920)	(2,779,817)	(2,160,300)

NET INCOME	$2,659,680	$2,201,123	$6,030,414	$6,282,149

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	650,847	(41,340)	1,702,407	(52,300)

COMPREHENSIVE INCOME	$3,310,527	$2,159,783	$7,732,821	$6,229,849

Net income per share – Basic and diluted	$0.05	$0.04	$0.11	$0.12

Weighted average common stock outstanding – Basic and diluted	55,639,638	53,422,971	54,693,341	53,422,971

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended February 28,
	2011	2010

Cash flows from operating activities:
Net income	$6,030,414	$6,282,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,223,915	971,821
Amortization of technical know-how	132,679	86,762
Shares issued for services, non-cash	2,064,125	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(125,965)	(1,093,057)
Inventories	586,798	436,813
Value-added tax, net	-	402,760
Deposits and prepayments	(536,805)	(242,740)
Accounts payable, trade	(1,999,474)	(846,110)
Customer deposits	187,520	--
Income tax payable	(892,542)	32,795
Other payables and accrued liabilities	(54,348)	(423,155)
Net cash provided by operating activities	6,616,317	5,608,038

Cash flows from investing activities:
Purchase of plant and equipment	(52,513)	(1,298,131)
Addition of construction in progress	-	(1,024,771)
Net cash used in investing activities	(52,513)	(2,322,902)

Effect of exchange rate changes on cash and cash equivalents	819,493	(13,969)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,383,297	3,271,167

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,017,266	9,209,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,400,563	$12,481,120

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,742,036	$2,127,504
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from construction in progress to property, plant and equipment	$-	$2,560,385

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Convertible preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity

Balance as of June 1, 2010	--	--	53,422,971	$53,423	$9,585,204	$3,043,344	$2,277,365	$25,515,553	$40,474,889

Stock-based compensation	--	--	2,300,000	2,300	2,061,825	--	--	--	2,064,125

Net income for the period	--	--	--	--	--	--	--	6,030,414	6,030,414

Appropriationsto statutoryreserve	--	--	--	--	--	--	1,058,223	(1,058,223)	--

Foreign currency translation adjustment	--	--	--	--	--	1,702,407	--	--	1,702,407

Balance as of February 28, 2011	--	$--	55,722,971	$55,723	$11,647,029	$4,745,751	$3,335,588	$30,487,744	$50,271,835

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011
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

In the opinion of management, the consolidated balance sheet as of May 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended February 28, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2011 or for any future periods.

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

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by China Citic Bank. The Company has cash concentration risk of $25,396,408 as of February 28, 2011.

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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of February 28, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011
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

Amortization expense for the three months ended February 28, 2011 and 2010 were $44,803 and $43,375, which was recorded in cost of revenue.

Amortization expense for the nine months ended February 28, 2011 and 2010 were $132,679 and $86,762, which was recorded in cost of revenue.

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

Depreciation expense for the three months ended February 28, 2011 and 2010 were $413,766 and $397,872, which included $277,271 and $333,262 in cost of revenue, respectively.

Depreciation expense for the nine months ended February 28, 2011 and 2010 were $1,223,915 and $971,821, which included $1,020,584 and $778,112 in cost of revenue, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include technical know-how and property, plant and equipment. In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment charge for the periods presented.

●	Customer deposits

The Company generally receives deposit payments from new customers in the normal course of business. Customer deposits are unsecured and interest-free, which are recognized in revenue when delivery has been received by the customers.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

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
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011
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

For the nine months ended February 28, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of February 28, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”,  using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	February 28, 2011	February 28, 2010
Period-end RMB:US$1 exchange rate	6.5830	6.8367
Average period RMB:US$1 exchange rate	6.7079	6.8386

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the nine months ended February 28, 2011, the Company operated in one reportable business segment in the PRC.

●	Stock based compensation

For non-employee stock based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees,” stock based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Fair value of financial instruments

Cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, customer deposits, income tax payable, other payables and accrued liabilities are carried at cost which approximated fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures”("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•
Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•
Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In October 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” In the absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in a multiple-element arrangement, this ASU requires companies to use an estimated selling price (ESP) for the individual deliverables. Companies are to apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The FASB also issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements,” which excludes the software from the scope of software revenue guidance if the software contained in the tangible product is essential to the tangible product’s functionality. Both ASUs are effective for fiscal year beginning in 2012, with earlier application permitted. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

NOTE－4                      ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the nine months ended February 28, 2011 and 2010.

NOTE－5                      OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	February 28, 2011	May 31, 2010

Welfare payable	$432,567	$416,832
Accrued operating expense	129,388	116,849
VAT payable	249,884	257,752
Other payable	148,000	192,756
Other payables and accrued liabilities	$959,839	$984,189

NOTE－6                      STOCKHOLDERS’ EQUITY

On September 20, 2010, the Company issued an aggregate of 2,050,000 shares of common stock to certain consultants for advisory and professional services at the current fair value of $0.87 per share, totaling $1,783,500.

On December 31, 2010, the Company issued an aggregate of 250,000 shares of common stock to its CEO and CFO for executive compensation at the current fair value of $1.1225 per share, totaling $280,625.

As of February 28, 2011, the issued and outstanding common stock of the Company is 55,722,971 shares.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－7                      INCOME TAXES

For the nine months ended February 28, 2011 and 2010, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended February 28,
	2011	2010
Tax jurisdiction from:
– Local	$(2,335,805)	$(183,008)
– Foreign	11,146,036	8,625,457
Income before income taxes	$8,810,231	$8,442,449

The provision for income taxes consisted of the following:

	Nine months ended February 28,
	2011	2010
Current tax:
– Local	$-	$-
– Foreign	2,779,817	2,160,300

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$2,779,817	$2,160,300

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

As of February 28, 2011, the operations in the United States of America incurred $3,516,120 of cumulative net operating loss carryforwards for federal tax purposes, which are available to offset future taxable income. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry-forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the nine months ended February 28, 2011 and 2010 are as follows:

	Nine months ended February 28,
	2011	2010

Income before income taxes	$11,146,036	$8,625,457
Statutory income tax rate	25%	25%
Income taxes calculated at statutory income tax rate	2,786,509	2,156,364

Tax effect on non-deductible items	4,489	1,371
Tax effect on non-taxable items	(11,181)	(3,336)
Prior year’s adjustment	-	5,901
Income tax expense	$2,779,817	$2,160,300

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of February 28, 2011 and May 31, 2010:

	February 28, 2011	May 31, 2010
Deferred tax assets:
- Net operating loss carry-forwards	$1,195,481	$401,307
Less: valuation allowance	(1,195,481)	(401,307)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $1,195,481 as of February 28, 2011. During the nine months ended February 28, 2011, the valuation allowance increased by $794,174, primarily relating to net operating loss carry-forwards from the local tax regime.

NOTE－8                      SEGMENT INFORMATION BY PRODUCTS

The Company operates in one reportable operating segment in the production and sale of anode materials for lithium ion batteries in the PRC, as defined by ASC Topic 280. Summarized financial information concerning the Company’s major products is shown in the following table for the three and nine months ended February 28, 2011 and 2010:

	Three months ended February 28,
	2011	2010

Lithium iron phosphate	$3,828,224	$1,579,166
Cobaltosic oxide	9,531,706	9,229,536
	$13,359,930	$10,808,702

	Nine months ended February 28,
	2011	2010

Lithium iron phosphate	$9,764,849	$2,327,841
Cobaltosic oxide	27,988,368	27,904,217
	$37,753,217	$30,232,058

All of the customers are located in the PRC for the periods presented.

NOTE－9                      CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended February 28, 2011 and 2010, the customers who account for
10% or more of revenues of the Company are presented as follows:

	Three months ended February 28, 2011		February 28, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,097,611	16%	$728,767
Customer B	1,897,148	14%	--
Customer C	1,750,724	13%	141,438
Customer D	1,636,534	12%	615,707
Customer E	1,455,164	11%	--
Total:	$8,837,181	66%	$1,485,912

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Nine months ended February 28, 2011		February 28, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$5,883,623	16%	$728,767
Customer D	5,174,977	14%	615,707
Customer F	4,746,223	13%	--
Customer C	4,410,112	12%	141,438
Customer E	3,729,575	10%	--
Total:	$23,944,510	65%	$1,485,912

	Three months ended February 28, 2010		February 28, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	$2,344,273	22%	$1,000,309
Customer A	1,985,111	18%	293,511
Customer E	1,556,554	14%	356,055
Customer F	1,484,985	14%	286,133
Total:	$7,370,923	68%	$1,936,008

	Nine months ended February 28, 2010		February 28, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	$6,714,775	22%	$1,000,309
Customer A	4,835,934	16%	293,511
Customer F	4,676,241	15%	286,133
Customer E	4,256,748	14%	356,055
Total:	$20,483,698	67%	$1,936,008

(b)	Major vendors

For the three and nine months ended February 28, 2011 and 2010, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Three months ended February 28, 2011		February 28, 2011
	Purchases	Percentage of purchases	Accounts Payable

Vendor A	$3,288,297	40%	$--
Vendor C	1,810,174	22%	--
Vendor B	1,683,052	21%	--
Total:	$6,781,523	83%	$--

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Nine months ended February 28, 2011		February 28, 2011
	Purchases	Percentage of purchases	Accounts Payable

Vendor A	$8,870,208	39%	$--
Vendor C	5,271,443	23%	--
Vendor B	4,800,740	21%	--
Total:	$18,942,391	83%	$--

	Three months ended February 28, 2010		February 28, 2010
	Purchases	Percentage of purchases	Accounts Payable

Vendor A	$5,326,116	71%	$--
Vendor B	1,292,574	17%	--
Total:	$6,618,690	88%	$--

	Nine months ended February 28, 2010		February 28, 2010
	Purchases	Percentage of purchases	Accounts Payable

Vendor A	$8,355,051	44%	$--
Vendor C	5,285,420	28%	--
Vendor B	4,310,843	23%	--
Total:	$17,951,314	95%	$--

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
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－10                      COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary operating in PRC was committed under several non-cancelable operating leases for the terms from 5 to 10 years, with monthly rentals, due through July 2020. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $12,050 and $5,484 for the nine months ended February 28, 2011 and 2010.

As of February 28, 2011, the Company has the future minimum rental payments under the operating lease agreements in the next five years and thereafter, as follow:

Years ending February 28,
2012	16,710
2013	16,710
2014	16,710
2015	16,710
2016	14,431
Thereafter	48,609

Total:	$129,880

NOTE－11 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 28, 2011 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

China Sun Group High-Tech Co. is a large producer of cobaltosic oxide and lithium cobalt oxide, both anode materials for lithium ion batteries. In 2010 the Company also began producing and selling lithium iron phosphate in quantity. The Company's sizable production capacity will help it meet the growing demand for anode materials as the demand for lithium batteries increases. Lithium batteries are becoming widely used due to their power capacity, long service life, and compatibility with carbon cathode materials, necessary for battery circuitry. The expected growth of the lithium ion battery industry affords the Company a business opportunity for increasing revenue. In addition, our current operations are solely in the PRC, which provides us access to low-cost skilled labor, raw materials, machinery and facilities and enables us to price our products competitively in an increasingly price-sensitive market.

The Company provides a comprehensive selection of cobalt products including battery cobalt carbonate, nano-level cobaltosic oxide, and high-crystallinity ball lithium cobalt oxide.  The Company’s main products are cobaltosic oxide (Co3O4) and lithium iron phosphate (LiFePo4).  Beginning in fiscal 2010, the Company began producing lithium iron phosphate and planned to convert five of its twelve production lines to the production of lithium iron phosphate.  Sales of lithium iron phosphate to customers in quantity began in the second quarter of fiscal 2010.  On February 28, 2011, the Company had seven production lines for the production of cobaltosic oxide and lithium cobalt oxide and five production lines for the production of lithium iron phosphate. Three of the five lithium iron phosphate production lines are currently in production and two lines can be brought into production when market conditions allow. During the three and nine months ended February 28, 2011, the Company produced 304 and 889 tons of cobaltosic oxide, respectively, and 205 and 517.88 tons of lithium iron phosphate, respectively.

Results of Operations

Three Months ended February 28, 2011 and 2010

Net Revenue

Net revenue for the three months ended February 28, 2011 was $13,359,930, an increase of $2,551,228 or 24% from net revenue of $10,808,702 for the comparable period in 2010. The increase in net revenue primarily resulted from an increase in sales of our new product, lithium iron phosphate.  Eighty-eight percent (88%) of the net revenue increase was attributed to an increase in sales of our new product, lithium iron phosphate. Sales of lithium iron phosphate for the three months ended February 28, 2011 was 205 tons, an increase of 131 tons or 177% from 74 tons for the comparable period in 2010, while there was no significant fluctuation in sales of cobaltosic oxide.

Cost of Revenue

Cost of revenue for the three months ended February 28, 2011 was $8,753,182, an increase of $1,326,038 or 18% from $7,427,144 for the comparable period in 2010.  This increase in cost of revenue resulted from the increase in sales.

Gross Profit

Gross profit for the three months ended February 28, 2011 was $4,606,748, an increase of $1,225,190 or 36% from $3,381,558 for the comparable period in 2010. The increase in gross profit was primarily due to increased sales of our new higher profit margin product, lithium iron phosphate. One hundred percent (100%) of the gross margin increase was attributed to an increase in sales of our new product, lithium iron phosphate.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended February 28, 2011 were $47,493, compared to $30,057 for the three months ended February 28, 2010. This represents an increase of $17,436 or 58% compared to the same period in 2010. The increase was primarily attributable to increased sales to meet customer demand.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2011 were $858,580, an increase of $482,036 or 128% from $376,544 for the comparable period in 2010. The increase was primarily attributable to the payment of director fees in the amount of $4,500, the salary to CEO and CFO in the amounts of $30,000 and $18,000 respectively, an increase in average wages, higher legal and other professional expenses and the share-based executive compensation of $280,625 during the three months ended February 28, 2011.

Research and Development Expenses

Research and development expenses for the three months ended February 28, 2011 were $33,838, an increase of $7,510 or 28% compared to $26,328 for the comparable period in 2010. The increase was primarily attributable to an increase in average wages.

Income from Operations

Income from operations for the three months ended February 28, 2011 was $3,666,837, compared to $2,948,629 for the corresponding period in 2010. This represents an increase of $718,208 or 24% from the comparable period in 2010. The increase resulted primarily from the increase in sales and gross profit in the Company’s PRC subsidiaries.

Income Taxes

Provision for income tax expense was $1,021,688 for the three months ended February 28, 2011, an increase of $264,768 or 35% as compared to $756,920 for the corresponding period in 2010. The increase resulted primarily from the increase in sales and profit before taxation in the Company’s PRC subsidiaries.

Net Income

Net income for the three months ended February 28, 2011 was $2,659,680, an increase of $458,557 or 21% as compared to the net income of $2,201,123 for the corresponding period in 2010. The increase resulted primarily from the increase in sales in the Company’s PRC subsidiaries.

Nine months ended February 28, 2011 and 2010

Net Revenue

Net revenue for the nine months ended February 28, 2011 was $37,753,217, an increase of $7,521,159 or 25% from net revenue of $30,232,058 for the comparable period in 2010. The increase in net revenue primarily resulted from an increase in sales of our new product, lithium iron phosphate. Ninety-nine percent (99%) of the net revenue increase is attributed to an increase in sales of our new product, lithium iron phosphate. Sales of lithium iron phosphate for the nine months ended February 28, 2011 were 517.88 tons, an increase of 406.88 tons or 366% from 111 tons for the comparable period in 2010, while there was no significant fluctuation in sales of cobaltosic oxide.

Cost of Revenue

Cost of revenue for the nine months ended February 28, 2011 was $25,367,854, an increase of $4,607,413 or 22% from $20,760,441 for the comparable period in 2010.  This increase in cost of revenue resulted from the increase in sales.

Gross Profit

Gross profit for the nine months ended February 28, 2011 was $12,385,363, an increase of $2,913,746 or 31% from $9,471,617 for the comparable period in 2010. The increase in gross profit was primarily due to increased sales of our new higher margin product, lithium iron phosphate.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended February 28, 2011 were $116,266, compared to $83,195 for the nine months ended February 28, 2010. This represents an increase of $33,071 or 40% compared to the same period in 2010. The increase was primarily attributable to increased sales as a result of increased customer demand.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2011 were $3,454,394, an increase of $2,559,694 or 286% from $894,700 for the comparable period in 2010. The increase in general and administrative expenses was primarily due to the share-based consultancy fee of $1,783,500 paid in September 2010, share-based executive compensation of $280,625 paid in December 2010 and higher legal and other professional expenses incurred during the nine months period ended February 28, 2011 compared to the corresponding period in 2010.

Research and Development Expenses

Research and development expenses for the nine months ended February 28, 2011 were $87,285, an increase of $9,784 or 13% compared to $77,501 for the comparable period in 2010. The increase was primarily attributable to an increase in average wages.

Income from Operations

Income from operations for the nine months ended February 28, 2011 was $8,727,418 compared to $8,416,221 for the nine months ended February 28, 2010. This represents an increase of $311,197 or 4% compared to the same period in 2010. The increase resulted primarily from the increase in sales in the Company’s PRC subsidiaries.

Income Taxes

Provision for income tax expense was $2,779,817 for the nine months ended February 28, 2011, an increase of $619,517 or 28 % as compared to $2,160,300 for the corresponding period in 2010. The increase resulted primarily from the increase in sales and hence profit before taxation in the Company’s PRC subsidiaries while the net operating loss of the Company in the United States of America increased primarily from the share-based consultancy fee of $1,783,500 paid during the nine months ended February 28, 2011.

Net Income

Net income for the nine months ended February 28, 2011 was $6,030,414, a decrease of $251,735 or 4% as compared to the net income of $6,282,149 for the corresponding period in 2010. The decrease in net income was primarily due to the share-based consultancy fee of $1,783,500 and the share-based executive compensation of $280,625 paid during the period.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $18,017,266 at the beginning of the nine months ended February 28, 2011 and increased to $25,400,563 at the end of the nine months ended February 28, 2011, representing an increase of $7,383,297 or 41%. This net change in cash and cash equivalents represented the combined effects of cash generated in the total amount of $6,616,317 from operating activities, cash used in the total amount of $52,513 from investing activities and effects of exchange rate changes of $819,493 in 2011.

Net cash provided by operating activities

Net cash provided by operating activities was $6,616,317 for the nine months ended February 28, 2011, an increase of $1,008,279 or 18% as compared to of $5,608,038 provided by operating activities for the same period in 2010. This increase was primarily due to the decrease in inventories of $586,798 and the increase in customer deposits of $187,520 offset by an increase in accounts receivable of $125,965, the decrease in income tax payable of $892,542, the increase in deposits and prepayments of $536,805, the decrease in accounts payable of $1,999,474 and the decrease in other payables and accrued liabilities of $54,348 during the period.

Net cash used in investing activities

Net cash used in investing activities was $52,513 for the nine months ended February 28, 2011. The cash outflow was primarily attributable to the purchase of plant and equipment during the period.

Net cash used in financing activities

There was no net cash generated or used for financing activities for the nine months ended February 28, 2011.

Income Taxes

Cash paid for income tax expense was $3,742,036 for the nine months ended February 28, 2011.

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

Contractual Obligations and Commitments

We are committed under several non-cancelable operating lease agreements, with terms from five to ten years, due through July 25, 2020. Annual lease payments are $16,710 over the next four years, $14,431 for the fifth year and $48,609 for period thereafter until 2020. The Company has a minimum rental payment obligation totaling $129,880.

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

On November 30 2010, DLXY entered into a 2011 Supply Agreement for Dynamic Lithium Battery Materials, with Henan Huanyu Sai Er New Energy Technology Co., Ltd (“Huanyu”).  Pursuant to the terms of the Supply Agreement, we agreed to supply a minimum of 470 tons of lithium iron phosphate materials to Huanyu during the 2011 calendar year. As of February 28, 2011, we have supplied 146.96 tons of lithium iron phosphate materials to Huanyu.  The purchase price of the lithium iron phosphate materials and other relevant commercial terms and conditions will be determined by the parties on a monthly basis.

Critical Accounting Policies

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings.

We know of no material legal proceeding pending against us.

Item 1A.              Risk Factors.

Not applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2010, we issued 250,000 shares of our common stock, at the current fair value of $1.1225 per share, totaling $280,625 in the aggregate, to our Chief Executive Officer and Chief Financial Officer as compensation.  These transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption from registration provided by Regulation D, Rule 506.

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

CHINA SUN GROUP HIGH-TECH CO.

Date: April 14, 2011	By:	/s/ Guosheng Fu
Name: Guosheng Fu
Title: Chief Executive Officer
(Principal Executive Officer)

.

Date: April 14, 2011	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principal Financial Officer)