Form 10-K
period 2011-05-31
CHINA SUN GROUP HIGH-TECH CO
filed 2011-08-29
CIK 1298195

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2011

Commission file number: 333-118259

CHINA SUN GROUP HIGH-TECH CO.
(Exact name of registrant as specified in its charter)
Delaware	54-2142880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1 Hutan Street, Zhongshan District Dalian, P.R. China	011 – 86- (411) 8288 9800/ 8289 2736
(Address of principal executive offices, including zip code)	Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐   No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended November 30, 2010 was $44,508,417.

On August 23, 2011, 55,962,971 shares of the registrant’s common stock, $0.001 par value, were outstanding.

CHINA SUN GROUP HIGH-TECH CO.
FORM 10-K
For the Fiscal Year Ended May 31, 2011

PART I

ITEM 1.  BUSINESS

History

China Sun Group High-Tech Co. (the “Company”) was originally incorporated as Capital Resource Funding, Inc. on February 2, 2004 under the laws of the State of North Carolina. Prior to the share exchange consummated on February 28, 2007, the Company was engaged in the commercial finance brokerage and consulting business.

Dalian Xinyang High-Tech Development Co. Ltd. (“DLXY”) was registered as a limited liability company in the PRC on August 16, 2000 with its principal place of business in Dalian City, Liaoning Province, the PRC ("PRC"). Its initial registered capital was Renminbi (“RMB”) 5,500,000 (equivalent to US$665,037), contributed by Sun Group High Technology Development Co., Ltd, a limited liability company registered in Dalian City, Liaoning Province, PRC, and Ms. Zhi Li, a citizen of the PRC. Prior to April 2006, DLXY’s principal activity was acting as a research center to develop technologically feasible nanometers to be used in lithium batteries and generated no revenue. It was considered a development stage company. In April 2006, DLXY began the production and sale of cobaltosic oxide, which is used as the anode of high capacity lithium ion rechargeable batteries. Sales are made primarily to battery manufacturers. Currently, all of DLXY’s operations and customers are located in the PRC.

On July 6, 2005, $13,126,609 (RMB 100,500,000) in capital was contributed to DLXY by its two existing investors and one new investor, Ms. Jiao Wang, in the form of cash and property that included the production facilities located in Dalian City. On May 10, 2006, these three shareholders transferred all of their ownership interests in DLXY to Ms. Guimei Feng, Mr. Gang Li and Mr. Yang Kan who are all citizens of the PRC.

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

Business

China Sun Group High-Tech Co. is a large producer of cobaltosic oxide and lithium iron phosphate , both cathode materials for lithium ion batteries.  Beginning in fiscal 2010, the Company began producing lithium iron phosphate and began selling lithium iron phosphate in quantity in fiscal 2011.

The Company has twelve production lines with an annual production capacity of 2,500 tons.  During fiscal 2010 and 2011 the Company converted six production lines to the production of lithium iron phosphate.  As of June 30, 2011, the Company had six lines for the production of lithium iron phosphate and four lines for the production of cobaltosic oxide. Our two remaining lines can be converted to the production of lithium iron phosphate, if market conditions allow.

The following table sets forth the production, in tons, of cobaltosic oxide and lithium iron phosphate during the fiscal years ended May 31, 2010 and 2011:

	Sales Volume (Ton)		Changes
Products	2011	2010	Tons	%
cobaltosic oxide	1,102	1,056	46	4%
lithium iron phosphate	734	215	519	241%
Total	1,836	1,271	565	44%

The Company's sizable production capacity will help it meet the growing demand for cathode materials as the demand for lithium batteries increases. Lithium batteries are becoming widely used due to their power capacity, long service life, and compatibility with carbon anode materials, necessary for battery circuitry. The expected growth of the lithium ion battery industry affords the Company a business opportunity for increasing revenue. In addition, our current operations are solely in the PRC, which provides us access to low-cost skilled labor, raw materials, machinery and facilities and enables us to price our products competitively in an increasingly price-sensitive market.

We maintain our corporate offices, manufacturing and research and development facilities at Gan Jing Zi Hi-Tech Park, Dalian, the PRC. Our telephone number is 86 411 8288 9800.  Our website address is www.chinasungrouphightech.com. We make available free of charge via a hyperlink on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We will provide copies of these reports upon written request to the attention of Sunny Du,Secretary, China Sun Group High-Tech Co., 1 Hutan Street, Zhongshan District, Dalian, PRC. Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Industry

The lithium ion battery is a clean energy resource. Lithium ion batteries are versatile, compact and light weight, and have high energy density and capacity, high voltage, and excellent energy retention characteristics. These attributes make lithium ion batteries suitable for use in portable devices in particular. Commercially, lithium ion batteries are used in various gadgets, such as mobile phones, PDAs, laptops, and digital cameras and other uses such as electric automobiles and solar and wind energy storage units. It is also used by governments, mainly for military use in submarines, underwater robots, unpiloted airplanes, and space satellites. As the cost/power ratio of lithium-based batteries continues to improve, it is expected that its usage will also extend into other applications, including electric bicycles, scooters and other vehicles.

Advances in manufacturing technology of lithium ion batteries, in conjunction with the growing demand for enhanced battery performance and the falling costs of batteries will greatly accelerate the use of lithium ion batteries in modern mobile communications, home appliances, electric vehicles, and various government uses. According to the Battery Industry Association of China, the lithium ion battery will become one of the most important sources of chemical power in 21st century and research and development in the area of lithium ion batteries has been added as a third objective to the PRC’s 12th five-year development project.

Products

The Company’s produces cobaltosic oxide and lithium iron phosphate both cathode materials used in lithium ion batteries.

Cobaltosic Oxide.  Battery level cobaltosic oxide (CO3O4) is cathode material used in the manufacturing of lithium cobalt oxide. Battery level cobaltosic oxide is derived from creosote cobalt or oxide acid cobalt which is refined from original cobalt ore using processes involving acid decomposition, extraction, cobalt sedimentation, washing, and drying. Cobaltosic oxide provides superior chemical performance.

We use our patented production technology for manufacturing battery level cobaltosic oxide. We use specially designed equipment which results in high-quality cobaltosic oxide.

Lithium Iron Phosphate.  Lithium iron phosphate (LiFePO4), also known as LIP, is a cathode material used in lithium iron phosphate batteries. LIP is derived from lithium iron and phosphate through chemical processes.

Beginning in fiscal 2008, the Company began to focus its research and development activities on technology to produce lithium iron phosphate and in 2010, the Company began producing and selling lithium iron phosphate.  In fiscal 2011 the Company produced and sold 734 tons of lithium iron phosphate.

Lithium iron phosphate is quickly becoming the preferred material for lithium ion batteries for the following reasons:

•	Longer life: Batteries powered with lithium iron phosphate have a life expectancy of 7-8 years, compared to 1-1.5 years for lead-acid batteries.
•
Safety:  The use of lithium iron phosphate eliminates the possibility of explosions caused when cobalt and manganese lithium collide.  Lithium iron phosphate has undergone rigorous safety testing and has not caused an explosion even in severe traffic accidents.

•
Faster Recharge:  Batteries powered with lithium iron phosphate can be fully recharged within 40 minutes utilizing high current 2C fast charge and discharge, under the dedicated charger, 1.5C within 40 minutes you can recharge the battery fully, the starting current can up to 2C, but now there is no such performance of lead-acid batteries.

•	Able to Withstand High Temperatures: Lithium iron phosphate remains stable up to 350 ℃ -500 ℃ compared to approximately 200 ℃ for lithium manganese oxide and lithium cobalt.
•	Capacity.
•	No memory effect.
•	Size: small size and light weight.
•	Green environmental protection.

Customers

Our customers include lithium ion battery manufacturers, end product users, and lithium series product manufacturers.  We are currently focusing entirely on increasing our market share in China. However, once we have gained a sizable share of the Chinese market, we intend to develop markets internationally.

During fiscal 2011, six customers each accounted for 10% or more of the Company’s revenues. These companies are all leading producers of lithium ion batteries in the PRC and purchasers of our cobaltosic oxide and lithium iron phosphate. Demand for our cobaltosic oxide  in 2011 increased slightly over 2010 and we believe demand for our cobaltosic oxide   will continue to be strong for the near future.  Demand for our lithium iron phosphate was strong in 2011 and we expect demand to increase as we gain more customers

Competition

We compete mainly with other manufacturers of battery cathode materials located locally in the PRC, as well as from Taiwan area, Japan, and US. Based on our own studies and market analysis, our key competitors are Hunan Haiba Advanced Material Co., Ltd., Gansu Jinchuan Group, Henan Guangkuotiandi Cobalt Product Co., Ltd.,  Nanjing Hanrui Cobalt Product Co., Ltd and Taiwan Changyuan Chemical Limited Co.

We believe that we are able to leverage our low-cost advantage to compete favorably with our competitors.  The technological advances made by our research and development group have helped us reduce our costs and increase our productivity. Compared to Taiwan, US and Japanese manufacturers, we believe that we are able to source our needs for skilled labor and raw materials locally and economically. We believe that our significant production capacity will translate into greater purchasing power in the future, thereby helping us negotiate lower purchase prices for our raw materials. Furthermore, we believe our proprietary, state-of-the-art  manufacturing process technology and our strict quality control systems produce products with significantly superior performance and cost benefits compared to our competitors.

Raw Materials

We purchase various raw materials for use in our manufacturing processes. The principal raw materials we purchase are cobalt from which we manufacture cobaltosic oxide and lithium iron and phosphate from which we manufacture lithium iron phosphate.  We obtain cobalt from a single supplier, Aote Gunie Zhi Pin Co., Ltd. We obtain lithium iron and phosphate from several suppliers as these raw materials are generally available from several alternate distributors.  We have not experienced any significant difficulty in obtaining these raw materials and we do not consider raw material availability to be a significant factor in our business. For the fiscal year ended May 31, 2011, Jinchuan Group Limited, Hunan Kaitian and Aote Gunie Zhi Pin Co., Ltd. accounted for 40%, 22% and 19% of our raw materials purchases.

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

The Company has developed proprietary manufacturing and production processes, which enables it to produce high quality, high stability lithium iron phosphate.

Government Regulation

Environmental Laws

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. As we conduct our manufacturing activities in the PRC, we are subject to the requirements of these environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. We  comply with environmental laws and regulations. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental laws and regulations. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Intellectual Property Laws

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

Government Subsidy

We received a subsidy of $45,009 from the Dalian Municipal Government  in September 2010 pursuant to government policies encouraging the development of clean energy products.

Research and Development

We spent $120,434 and $121,825 on research and development during the fiscal years ended May 31, 2011 and 2010, respectively. These research and development costs were not added to the purchase price of our products and thus, were not passed along to our customers.

In fiscal 2011, research and development dollars were used primarily for research funding, testing and purchasing chemical materials.

Our R&D group has also made technological improvements to our production line by increasing the lifetime and performance of mixing bowls used during cathode material production. We have developed a new material that enables the mixing bowl to achieve uniform heat conduction and increase the stability of cathode materials. As a result of our new innovation, the life cycle of the bowl’s use has been extended from 30 uses per bowl to 180 uses per bowl. At the same time, the working temperature inside the bowl can be raised from 900 degrees C to 1280 degrees C, shortening the calcining time (thermal treatment process) from 6.5 hours to 5 hours.  As a result, we are able to increase production of cathode materials while significant lowering our costs.

In September 2008, we announced the successful trial production of lithium iron phosphate and successfully met the technical requirements of application after being tested by a PRC state authority.

In March 2009, we announced that the successful completion of testing of our latest energy power battery cathode material, lithium iron phosphate.

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

New Material Development

Our R&D team, led by Cheng Yijing, General Technical Supervisor and Xia Shengan, Chief Engineer, has 22 members in total. The team began the research and development of a new battery cathode material (i.e. ternary cathode material) in October 2005.  Laboratory tests were conducted in May 2006 to examine whether the ternary cathode material conformed to industry standards. These tests proved that various technical parameters conformed to industry standards. The ternary cathode material then underwent commercial testing for approximately ten months. As a result, in terms of technology, the conditions for mass production of the ternary cathode material have matured.

The ternary material is composed of lithium cobalt dioxide, lithium manganate and lithium nickelate. This material has the following characteristics: high specific capacity, high safety, superior performance of cycling and rate, stability performance at low and high temperatures, charge and discharge duration, high performance price ratio, etc. The material can be applied as the main cathodes of small-sized communication and power instruments, such as portable power tool, electronic apparatus, laptop, video camera, and is replacing the lithium cobalt oxide gradually. It also has a good prospect of application in electric autos and electric bicycle.

Currently, we research on the various properties of micro batteries for wide applications.

The Company plans to continue to align itself with many industry experts and enter into agreements with various research teams at institutes and universities.

Employees

As of May 31, 2011, we had 276 employees, comprising 264 full-time employees and 12 part-time employees. Our full-time employees include 21 people in marketing, 171in manufacturing, 31 in research and development and quality control, 5 in financial and accounting, and 36 in general management and service.

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

Our success depends to a large degree upon the skills of our senior management team and current key employees, such as Mr. Bin Wang, our incumbent Chairman of the Board,  and Mr. Guosheng Fu, our President and Chief Executive Officer, and upon our ability to identify, hire, and retain additional marketing, technical and financial personnel. We may be unable to retain our existing key personnel or attract and retain additional key personnel.

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

From time to time, we expect to make significant capital expenditures to obtain additional equipment, or implement new processes designed to increase our efficiency and capacity. Some of these projects require additional training for our employees and not all projects may be implemented as anticipated. If any of these projects do not achieve the anticipated revenue and profitability goals, our returns on these capital expenditures may not be as expected.

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

As we expand our manufacture of battery level cobaltosic oxide, lithium iron phosphate and other products, our future success depends on whether end application manufacturers are willing to manufacture batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce different products to meet evolving industry standards. Our failure to gain acceptance of our products from these manufactures could materially and adversely affect our future success.

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

Approximately seventy-two percent (72%) of our revenues in fiscal 2011 were derived from the sale of cobaltosic oxide, and approximately twenty-eight percent (28%) from the sale of our new product lithium iron phosphate (LIP).  A disruption in, or compromise of, our manufacturing of cobaltosic oxide or a reduction in demand of cobaltosic oxide by our customers would have a material adverse effect on our financial condition and results of operations.

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

Further, our business would be harmed if we fail to effectively manage the production of our products. We purchase key raw materials used in the manufacture of our products from a few major source suppliers, and we may not be able to obtain supplies from replacement suppliers on a timely or cost-effective basis. A reduction or stoppage in supply while we seek a replacement supplier would limit our ability to manufacture our products, which could result in a significant reduction in sales and profitability. In addition, an impurity or variation in a raw material either unknown to us or incompatible with our products, could significantly reduce our ability to manufacture products. Our inventories may not be adequate to meet our production needs during any prolonged interruption of supply. We have products under development which, if developed, may require us to enter into additional supplier arrangements. Failure to obtain a supplier for our future products, if any, on commercially reasonable terms, would prevent us from manufacturing our future products and limit our growth.

If the cost of our raw materials fluctuates significantly, this may adversely impact our profit margin and financial position.

Our business uses creosote cobalt, oxalic acid cobalt, iron oxide and lithium as raw materials. The price of these raw materials may fluctuate substantially in the future. If the price for these raw materials increases again, our profit margin could decrease considerably.

Intense competition from existing and new producers of cathode materials for lithium ion batteries may adversely affect our revenues and profitability.

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

Changes in our customers' products could reduce the demand for our cobaltosic oxide and lithium iron phosphate products, which may decrease our revenues and operating margins.

Our cobaltosic oxide products and lithium iron phosphate products are mainly used for as cathode materials in lithium ion batteries by our customers. Changes, including technological changes, in our customers' products or processes may make our products unnecessary, and would reduce demand. Other customers may find alternative materials or processes that no longer require our products. If the demand for our products diminishes, our net sales and operating margins may be reduced as well.

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

All of our business operations are conducted in China and a significant portion of our sales are made in China. Accordingly, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

      the amount of government involvement;
      the level of development;
      the growth rate;
      the control of foreign exchange; and
      the allocation of resources.

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

China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. As a result, we may not be aware of any violations of these policies and rules until sometime after the violation. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected. In addition, any litigation in China may be protracted and result in substantial cost and diversion of resources and management attention.

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

      Control of foreign exchange;
      Methods of allocating resources;
      International trade restrictions; and
      International conflict.

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

Operating Facility

All of our production operations are located on premises at Gan Jing Zi Hi-Tech Park, Dalian, the PRC. This facility consists of approximately 258,240 square feet. The land use agreement has a 50-year term which expires in May 2046. In return for the use of the premises, we pay an annual property tax of $101,688. The operating facility is used as office space, manufacturing plants, research and development, and as employees’ living quarters which can house up to 320 individuals. There is also an eatery and hotel that is used by visitors to the operating facility which has an occupancy rate of up to 50 people.

During the year ended May 31, 2011, our construction costs for the facility amounted to $1,000,539..

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

	Bid
Quarter Ending	High	Low
August 31, 2010	$1.10	$0.70
November 30, 2010	$1.48	$0.60
February 28, 2011	$1.27	$0.85
May 31, 2011	$0.91	$0.45

August 31, 2009	$1.33	$0.50
November 30, 2009	$2.10	$0.98
February 28, 2010	$2.35	$1.40
May 31, 2010	$1.73	$0.82

On May 31, 2011, there were 23 shareholders of our common stock of record. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

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

Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	___	____	_____
Equity compensation plans not approved by security holders	660,000 (1)(2)	0	_____
Total

(1)
Pursuant to the employment agreements between the Company and Mr. Fu, the CEO, and Ms. Liu, the CFO, they are entitled to an aggregate amount of 450,000 shares and 300,000 shares respectively. 150,000 shares and 100,000 shares have been issued to Mr. Fu and Ms. Liu respectively as of May 31, 2011.

(2)
On April 1, 2011, the Company entered into an employment agreement with one employee for a term of three (3) years, expiring on March 31, 2014.  Pursuant to the employment agreement the Company agreed to issue to the employee a restricted stock award of 240,000 shares of the Company’s common stock. One-third (1/3) of the restricted stock award vests immediately, (B) one-third (1/3) of the restricted stock award vests on the one-year anniversary of the agreement, and (C) one-third (1/3) of the restricted stock award vests on the two-year anniversary of the agreement, subject to the employee’s continued service to the Company on such date.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

Overview

We believe we are one of the leading producers of cathode materials for lithium ion batteries in China. Our current major products are cobaltosic oxide and lithium iron phosphate. With the latest technological know-how, innovative manufacturing processes, state-of-the-art  manufacturing equipment and substantial manufacturing capacity, we have evolved into a market leader in this industry and one of the most innovative and respected manufacturers of cathode materials for lithium ion batteries.

At May 31, 2011 we had 12 production lines and corollary process flow equipment, with a total annual production capacity of 2,500 tons.

Since 2007, we have pursued a market-oriented strategy by engaging in the manufacturing, marketing and distribution of cobaltosic oxide. In 2010 we successfully developed proprietary processes for the manufacture of lithium iron phosphate (“LIP”), which is quickly becoming the preferred cathode material for lithium ion batteries.  The increase in sales of LIP is the primary reason for the substantial increase in our revenues and gross margins in 2011.  We believe that sales from LIP will continue to represent a larger percentage of our revenues and gross margins in the near future.

Since we began manufacturing LIP in quantity in the second quarter of fiscal year 2011, we have focused on expanding sales and increasing production of LIP. By the end of fiscal year 2011, six of our ten cobaltosic oxide production lines have been converted to lithium iron phosphate production lines, while the remaining four production lines continue to produce cobaltosic oxide. We plan to increase the manufacturing capacity for lithium iron phosphate by converting two additional production lines, if market conditions allow.

Our current operations and all of our customers are based in China. China is the world leader in the manufacture of lithium ion batteries and the second largest exporter. The production of lithium ion batteries and lithium-related products in China increased by 82% in 2010 compared to 2009.  In addition, the PRC government has announced a national electric automobile strategy and is expected to spend up to USD15billion in the next decade on this strategy. The national electric automobile strategy is an important part of the PRC’s Twelfth Five-Year Plan. It is expected that 1 million electric automobiles would be put to use by 2015 and that a critical component of these automobiles would be lithium ion batteries.

Management believes that our proprietary innovative technologies and processes, access to cheap labor, stable supply of low-cost raw materials and state-of-the-art equipment positions us to benefit from these growth opportunities.

For the fiscal year ended May 31, 2011, we produced 1,102 tons of cobaltosic oxide and 734 tons of lithium iron phosphate.

Since June 2010, we adjusted our business strategy from mass-production to production based on customers’ needs and the availability of supporting products. On May 31, 2011, our major customers included Henan Huanyu Sai Er New Energy Technology Co., Ltd (“Huanyu”), Advanced Battery Technologies, Inc. (“ABAT”), and Beijing Shuangsheng Technology Co., Ltd., which totaled 85% of our sales volume of 734 tons for fiscal year ended May 31, 2011. We have entered into Supply Agreements with the foregoing customers to supply them with lithium iron phosphate. They will continue to be our key customers in fiscal year 2012. We are working persistently to increase our customer base in Shenzhen and Shandong.

Results of Operations

Comparison of Year Ended May 31, 2011 to Year Ended May 31, 2010

Net Revenue

Net revenue for the fiscal year ended May 31, 2011 totaled $48,568,339 compared to $41,189,122 for the year ended May 31, 2010, an increase of $7,379,217 or 18%. One hundred percent (100%) of the net revenue increase was attributed to an increase in sales of our new product lithium iron phosphate. Sales of lithium iron phosphate for the year ended May 31, 2011 totaled 734 tons and $13,790,074, an increase of 519 tons and $9,227,073, or 241% in quantity or 202% in dollar value, from 215 tons and $4,563,001 for the comparable period in 2010, while there was no significant fluctuation in sales of cobaltosic oxide.

Change in sales amount
	Sales Amount ($)		Changes
Products	2011	2010	$	%
cobaltosic oxide	34,778,265	36,626,121	-1,847,856	-5%
lithium iron phosphate	13,790,074	4,563,001	9,227,073	202%
Total	48,568,339	41,189,122	7,379,217	18%

Change in sales volume
	Sales Volume (Ton)		Changes
Products	2011	2010	Tons	%
cobaltosic oxide	1,102	1,056	46	4%
lithium iron phosphate	734	215	519	241%
Total	1,836	1,271	565	44%

Cost of Revenue

Cost of revenue for the year ended May 31, 2011 totaled $32,419,062 compared to $28,134,650 for the year ended May 31, 2010, an increase of $4,284,412 or 15%. This increase in cost of revenue resulted from the increase in sales.

Gross Profit

Gross profit for the year ended May 31, 2011 was $16,149,277, with an increase of $3,094,805 or 24% from $13,054,472 for the year ended May 31, 2010. One hundred percent (100%) of the profit margin increase was attributed to an increase in sales of our new product, lithium iron phosphate.  The gross profit margins are 26% and 52% for cobaltosic oxide and lithium iron phosphate, respectively.

Sales and Marketing

Sales and marketing expense for the year ended May 31, 2011 totaled $148,383 compared to $77,870 for the year ended May 31, 2010, an increase of $70,513 or 91%. The increase was primarily attributable to costs associated with additional sales personnel and advertising expenses as a result of increased customer demand.

Research and Development Expenses

Research and development expenses for the year ended May 31, 2011 totaled $120,434 compared to $121,825 for the year ended May 31, 2010, a decrease of $1,391 or 1%.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2011 totaled $3,944,131 compared to $1,311,598 for the year ended May 31, 2010, an increase of $2,632,533 or 201%. The increase in general and administrative expenses was primarily due to the share-based consultancy fee of $1,783,500 paid in September 2010, share-based executive compensation of $280,625 and $48,000 paid in December 2010 and April 2011, respectively, and investor relations consulting expenses of $108,556 incurred during the year ended May 31, 2011, while there was no such expense issued during the year ended May 31, 2010. The share-based consultancy fee was one-time expense and we are not liable for any future payments pursuant to this agreement.

Income from Operations

Income from operations for the year ended May 31, 2011 totaled $11,936,329 compared to $11,543,179 for the year ended May 31, 2010, an increase of $393,150 or 3%.  The increase resulted primarily from the increase in sales.

Other Income

Other income for the year ended May 31, 2011 totaled $99,326 compared to other income of $35,067 for the year ended May 31, 2010, an increase of $64,259 or 183%.  The increase resulted primarily from government grants from the Dalian Municipal Government of $45,009 (RMB300,000) received in September 2010 to encourage the Company to develop new products for green energy purposes.

Income Taxes

Provisions for income tax expenses were $3,623,736 for the year ended May 31, 2011 compared to $2,982,584 for the year ended May 31, 2010, with an increase of $641,152 or 21%.  The increase resulted primarily from the increase in sales and hence profit before taxation in the Company’s PRC subsidiaries.  The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware annual reporting requirements. No provision for income taxes in the United States has been made as the Company has no income taxable in the United States. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and do not expect to declare any dividends within the foreseeable future.

Net Income

Net income for the year ended May 31, 2011 was $8,411,919, a decrease of $183,743 or 2% as compared to $8,595,662 for the year ended May 31, 2010. The decrease in net income was primarily due to the share-based consultancy fee of $1,783,500 and the share-based executive compensation of $280,625 and $48,000 paid in December 2010 and April 2011, respectively, during the year ended May 31, 2011. Although, the gross profit for fiscal year 2011 increased by $3,094,805 compared to fiscal year 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Our cash and cash equivalents were $18,017,266 at the beginning of the year ended May 31, 2011, and increased to $21,810,394 at May 31, 2011, an increase of $3,793,128 or 21%. This net change in cash and cash equivalents represents the combined effects of cash generated in the total amount of $10,190,968 from operating activities, offset by cash used in the total amount of $7,442,431 from investing activities and effects of exchange rate changes of $1,044,591 for the year ended May 31, 2011.

On May 31, 2011, the majority of our cash was held in RMB denominated bank deposits with the PRC financial institution.

Our decision to maintain high cash reserves is mainly based upon (1) the projected need for new manufacturing equipment for lithium iron phosphate production in fiscal 2012 estimated to be approximately $7.44 million , (2) the projected conversion of two additional lithium iron phosphate production lines during Q2 of fiscal year 2012 and the relevant capital expenditure forecasted to be approximately $8 million, and (3) the projected purchase of new R&D equipment in the amount of approximately $3 million in fiscal year 2012.

Capital expenditures have historically been necessary to expand the production capacity of our manufacturing operations. Our prospective increase in both production lines and R&D are primarily due to the projected increased demand of our principal product lithium iron phosphate. On the basis of our current cash balances and outlook for the upcoming fiscal year, we believe we have sufficient cash resources to fund the expansion of our lithium iron phosphate production lines from 700 tons to 1,000 tons per annum.

Net cash provided by operating activities

Net cash provided by operating activities for the year ended May 31, 2011 was primarily due to the decrease in accounts payable of $2,180,301, the decrease in other payables and accrued liabilities of $83,240 and the decrease in income tax payable of $1,002,687 offset by an decrease in accounts receivable of $459,273, the decrease in inventory of $654,143, and the decrease in deposits and prepayments of $2,125 for the year ended May 31, 2011.

Net cash used in investing activities

Net cash used for investing activities was $7,442,431 for the year ended May 31, 2011. The cash outflow was primarily attributable to the purchase of plant and machinery and building in the amount of $6,643,603 during the year ended May 31, 2011.

Net cash used in financing activities

There was no net cash generated or used for financing activities for the year ended May 31, 2011.

Income Taxes

Cash paid for income tax expense was $4,626,424 for the year ended May 31, 2011.

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

Contractual Obligations and Commitments

We are committed under several non-cancelable operating lease agreements, with terms from five to ten years, due through July 25, 2020. Annual lease payments are $16,932 over the next four years, $13,469 for the fifth year and $50,284 for periods thereafter. We have a minimum rental payment obligation totaling $131,481.

On November 30, 2010, DLXY entered into an unconditional 2011 Supply Agreement for Dynamic Lithium Battery Materials with Huanyu.  Pursuant to the terms of the Supply Agreement, we are obligated to supply a minimum of 470 tons of lithium iron phosphate to Huanyu during the 2011 calendar year. At May 31, 2011, we supplied 267.57 tons of lithium iron phosphate to Huanyu.  The purchase price of the lithium iron phosphate and other relevant commercial terms and conditions are determined by the parties on a monthly basis.

On April 20, 2011, DLXY entered into an unconditional 2011 Supply Agreement for Dynamic Lithium Battery Materials with ABAT.  Pursuant to the terms of the Supply Agreement, we are obligated to supply a total of 170 tons of lithium iron phosphate materials to ABAT during the 2011 calendar year. At May 31, 2011, we supplied 8.5 tons of lithium iron phosphate to ABAT.  The purchase price of the lithium iron phosphate materials and other relevant commercial terms and conditions are determined by the parties on a monthly basis.

Critical Accounting Policies

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition,” we recognize revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

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

Accounts receivables and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business, but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment.

Stock based compensation

For non-employee stock based compensation, we adopt ASC Topic 505-50, “Equity-Based Payments to Non-Employees,” stock based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$ in accordance with ASC Topic 830-30, “Translation of Financial Statement,” using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

New Financial Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement.” This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income.” This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of May 31, 2011 and 2010 begin on page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None of the principal accountant’s reports on the financial statements for either of the past two years contains an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with HKCMCPA Company Limited (formerly ZYCPA Company Limited) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

(b)           Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, and overseen by our Audit Committee, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management also follows the governmental compliance to file the China State Administration for Industry and Commerce ("SAIC") report on an annual basis, for the Company's subsidiaries in the PRC. Management has ensured the completeness and consistency of these reports, which is determined as the underlying basis for the preparation of financial statements for U.S. GAAP financial reporting purpose.

Extract from 2010 SAIC report of its subsidiary namely Dalian Xinyang High-Tech Development Co., Ltd, the below figures are summarized:

Fiscal year ended December 31, 2010:
Gross income RMB318.44 million approximately Net profit RMB70.98 million approximately

As of December 31, 2010:
Cash and cash equivalents RMB160.20 million approximately

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective, as of May 31, 2011.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following is a list of the names and ages of our directors and executive officers, all positions and offices held by each director and officer with the Company; each director’s term of office and the period during which each director has served as such.  The Board of Directors has determined that each of the directors other than Mr. Bin Wang, Ms. Zhi Li and Ms. Jiao Wang is an independent director within the meaning set forth in the NASDAQ listing rules and as required by the rules and regulations of the SEC, as currently in effect. There are no family relationships between any director and an executive officer.

There are no arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was or is to be selected as a director or officer.

Name	Age	All Positions Held with the Registrant	Term of Office(1)	Director/Officer Since
Guosheng Fu	55	Chief Executive Officer		2010
Ming Fen Liu	58	Chief Financial Officer		2006
Bin Wang	46	Chairman of the Board		2006
Zhi Li	41	Director		2006
Jiao Wang	27	Director		2006
Fudong Sui	55	Independent Director		2007
Fuqiu Ren	46	Independent Director		2007
Karlton S.M. Wong(2)	38	Independent Director		2010
_________
(1)	Directors serve until their successors are duly qualified and appointed. Officers serve at the pleasure of the Board.
(2)	Mr. Karlton S.M. Wong was appointed to serve as a member of the board of directors of the Company and a member of the audit committee on November 1, 2010.

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

Ms. Ming Fen Liu has served as our Chief Financial Officer since September 2006. Since 2004, Ms. Liu has been the Chief Financial Officer of DLXY. Prior to that, in 2003, Ms. Liu was the financial manager of Sun Group Investment Company. From 2001 and 2002, Ms. Liu served as the financial supervisor for the Dalian Chemical Industry Group, a chemical fertilizer plant. She is a Certified Public Accountant in China and earned her bachelor’s degree in finance from Dongbei Finance & Economics University. Ms. Liu has experience in financial regulations, company management, and raising capital.

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

Ms. Jiao Wang has served as a Director of our Board since September 2006. Ms. Wang, the daughter of Mr. Bin Wang, has also been a Director of DLXY since 2003. Ms. Wang has a background in marketing strategy and management and was selected to serve as a Director of our Board because of her significant experience in enterprise management. Ms. Wang graduated from Dongbei Finance & Economics University, where she majored in Administrative Management.

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

Mr. Fuqiu Ren has served as a Director of our Board since August 2007.  Mr. Ren has also served as a Manager in the Overseas Investment Section of Shanghai Anhemeina Investment Co., Ltd. since September 2005, as a Manager in the Financial Department from April 1996 to June 2002, and as a Director in the Financial Department from August 1990 to March 1996. Mr. Ren received Bachelor in Finance from Dongbei University of Finance and Economics, and Master in International Finance from Dongbei University of Finance and Economics. Mr. Ren was selected to serve as a Director of our Board because he has a wide range of experience in enterprise development having worked with companies in various stages of development.

Mr. Karlton S.M. Wong has served as Director of our Board and a member of our audit committee since November 2011. Our Board has determined that Mr. Wong qualifies as an “audit committee financial expert” as defined by Item 407 of Regulation S-K. With 16 years of professional experience, Mr. Wong began his career with KPMG where he spent eight years in positions of accelerating responsibility in the areas of audit, assurance, internal control and corporate financial services.  Following KPMG, Mr. Wong served as the Chief Financial Officer and a member of the board of directors of the Nixon Group, a total solution provider for intelligent building systems from May 2002 to October 2006.  From November 2006 to July 2008, Mr. Wong served as the Chief Financial Officer of China Wheel Group, an aluminum alloy wheel manufacturer based in the People’s Republic of China with customers located in the United States, Europe and Japan.  From August 2008 to March 2009, Mr. Wong served as the Chief Financial Officer of China Northeast City Group Ltd., a real estate development company focusing on agricultural, industrial and residential real estate in the People’s Republic of China.  Mr. Wong currently serves as the Chief Financial Officer of Regal Holding Group, a manufacturer and distributor of lighting fixture products to the United States, Europe and Japan.  Mr. Wong received his Bachelor of Arts in Accountancy from the Hong Kong Polytechnic University in 1994, his Masters of Business Administration degree from the Manchester Business School in 2000 and his Masters of Law from Open University of Hong Kong in 2010.   Mr. Wong is a certified public accountant and a chartered financial analyst and has been a fellow member of the Chartered Association of Certified Accountants and Hong Kong Society of Accountants since 1997.

Audit Committee

On October 29, 2010, the Board established an Audit Committee and adopted a charter for the governance of the Audit Committee. The Company does not have a website containing a copy of the Audit Committee Charter.  The charter was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on November 1, 2010.  The Committee is composed of members of the Board who meet the “independent” requirement of NASDAQ listing standards. The members of our Audit Committee are Messrs Karlton Wong, Fudong Sui and Fuqin Ren. Mr. Wong serves as Chairman of the Audit Committee.  Karlton Wong qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

On October 29, 2010, the Board established a Compensation Committee and adopted a charter for the governance of the Compensation Committee. The Company does not have a website containing a copy of the Compensation Committee Charter.  The charter was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on November 1, 2010.  The Committee is composed of independent directors. The members of our Compensation Committee are Messrs Karlton Wong, Fudong Sui and Fuqin Ren. Fudong Sui serves as Chairman of the Compensation Committee.

The scope of the Compensation Committee covers the following duties:

•
Establish and periodically review the Company’s compensation philosophy and the adequacy of the compensation plans and programs for senior executives and other employees of the Company and its subsidiaries;

•	Establish compensation arrangements and incentive goals for senior executives;
•	Review senior executive performance and award incentive compensation and adjust compensation arrangements as appropriate based upon performance;
•	Review and monitor management development and succession plans and activities;
•
Review and discuss with management the Compensation Discussion & Analysis (if required) and related disclosures to be included in the Company’s annual proxy statement or Form 10-K filed with the SEC; and

•	Prepare the Compensation Committee Report as required by the rules of the SEC.

The Compensation Committee’s goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has not used a compensation consultant in any capacity and does not have benchmarking information but believes that its executive officer compensation package is comparable to similar businesses in the location in which it operates.  Executive officers of the Company do not have a role in determining or recommending the amount or form of executive and director compensation.

Nominating and Corporate Governance Committee

On October 29, 2010, the Board established a Nominating and Corporate Governance Committee and adopted a charter for the governance of the Nominating and Corporate Governance Committee. The Company does not have a website containing a copy of the Nominating and Corporate Governance Committee Charter.  The charter was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on November 1, 2010.  The Committee is composed of independent directors. The members of our Nominating and Corporate Governance Committee are Messrs Karlton Wong, Fudong Sui and Fuqin Ren. Fuqin Ren serves as Chairman of the Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

The Company does not have a class of securities registered pursuant to section 12 of the Exchange Act.  As a result, our directors, executive officers and persons holding more than 10% of our common stock are not required to report their ownership of the Company’s securities to the SEC.

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

Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing our last annual report with the SEC on September 14, 2010.

Family Relationships

Director Mr. Bing Wang and Director Ms. Zhi Li are husband and wife.  Director Jiao Wang is Mr. Wang’s daughter.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth all compensation awarded to, earned by, or paid by China Sun Group High-Tech Co. and its subsidiaries to all persons serving as the Company’s Chief Executive Officer for services rendered in all capacities to the Company during the years ended May 31, 2011 and 2010.  There were no other executive officers whose total salary and bonus for the fiscal year ended May 31, 2011 exceeded $100,000.

Summary of Compensation Table

Name and Principal Position	Year	Salary (cash or non-cash) ($)	Bonus (cash or non-cash) ($)	Stock-Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guosheng Fu (1) (Chief Executive Officer)	2011	17,500	--	75,000	--	--	--	--	92,500
	2010	26,620	--	--	--	--	--	--	26,620
Bin Wang (2) (Chief Executive Officer)	2010	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--

(1)           Mr. Fu was appointed as our Chief Executive Officer on September 13, 2010.
(2)           Mr. Wang resigned as our President and Chief Executive Officer on September 13, 2010.

On November 15, 2010, the Company entered into an employment agreement with Mr. Guosheng Fu (“Mr. Fu”), the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Fu will receive an annual base salary of $30,000 in connection with his services as Chief Executive Officer. The term of employment is for a period of one year, but is automatically extended so that the Service Term is always one year; provided, however, that either party may terminate this agreement at any time. In addition, the Company agreed to grant Mr. Fu up to an aggregate amount of 450,000 shares of the Company’s common stock. The Company agreed to issue 150,000 shares of its common stock to Mr. Fu on each of December 31, 2010, 2011, and 2012, each, an award date, subject to Mr. Fu’s continuous service on each award date

Outstanding Equity Awards at Fiscal year end

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Guosheng Fu	-	-	-	-	-	300,000	100,000	-	-

Bin Wang	-	-	-	-	-	-	-	-	-

Compensation of Directors

Persons who are directors and employees are not compensated for their services as a director.  Non-employee director compensation is currently set at $1,500 a month. Mr. Bin Wang received no compensation for his services as a director. Directors do not receive additional compensation for attending meetings. Director compensation is reviewed annually.

The following table provides director compensation for the Company’s fiscal year ending May 31, 2011.
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Li, Zhi	-	-	-	-	-	-	-
Wang, Jiao	-	-	-	-	-	-	-
Sui, Fudong	-	-	-	-	-	-	-
Ren, Fuqiu	-	-	-	-	-	-	-
Wong, Karlton S.M.	10,500	-	-	-	-	-	10,500

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 23, 2011, by (i) each person who “beneficially” owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is c/o China Sun Group High-Tech Co., 1 Hutan Street, Zhongshan District, Dalian, the People’s Republic of China.

Directors and Executive Officers:	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Bin Wang	17,000,000	(3)	30%	(3)
Ming Fen Liu	110,000		*
Zhi Li	17,000,000	(3)	30%	(3)
Guosheng Fu	150,000		*
Jiao Wang	17,000,000	(3)	30%	(3)
Fudong Sui	10,000		*
Fuqiu Ren	10,000		*
Karlton Wong	0		-
Officers and directors as a group (5 persons)	17,280,000		31%
______________
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
(2) Percentage ownership for a given individual or group is based on 55,962,971 shares of common stock outstanding on August 23, 2011, and calculated on the basis of (i) the amount of outstanding shares owned as of August 23, 2011 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights, if applicable.
(3) Includes 6,000,000 shares owned by Mr. Bin Wang, 5,500,000 shares owned by Ms. Zhi Li, Mr. Bin Wang’s spouse, and 5,500,000 shares owned by Ms. Jiao Wang, Mr. Wang’s daughter.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation SK) during the fiscal years ended 2011 and 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended May 31, 2011 and May 31, 2010, HKCMCPA Company Limited (formerly ZYCPA Company Limited) has billed us the following fees for audit and other services set forth in the following table:

	2011	2010
Audit Fees (1)	80,000	75,000

Tax Fees	-	-

All Other Fees	-	-

Total	80,000	75,000
(1)           Services rendered for the audit of our annual financial statements included in our report on Form 10-K and the reviews of the financial statements included in our reports on Forms 10-Q filed with the SEC.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Number	Exhibit Description	Footnote Reference
3.1	Articles of Incorporation of Capital Resource Funding, Inc. filed on February 6, 2004	(1)

3.2	Amendment to the Articles of Incorporation of Capital Resource Funding, Inc. filed March 21, 2005.	(2)

3.3	Certificate of Incorporation of China Sun Group High-Tech Co. filed with Delaware Secretary of State on June 20, 2007.	(11)

3.4	Amended and Restated Bylaws.	(10)

3.5	Amended and Restated Bylaws	(6)

10.1	Investment Agreement dated as of August 18, 2010 by and between the Company and Wealthy Support International Investment Ltd.	(3)

10.2	Registration Rights Agreement dated as of August 18, 2010 by and between the Company and Wealthy Support International Investment Ltd.	(3)

10.3	Termination of Investment Agreement and Registration Rights Agreement dated as of September 13, 2010 by and between the Company and Wealthy Support International Investment Ltd.	(5)

10.4	Employment Agreement dated November 15, 2010, by and between China Sun Group High-Tech Co. and Guosheng Fu	(7)

10.5	Employment Agreement dated November 15, 2010, by and between China Sun Group High-Tech Co. and Ming Fen Liu	(8)

10.6	2011 Supply Agreement for Dynamic Lithium Battery Materials dated November 2010, by and between Dalian Xinyang High-Tech Development Co., Ltd. and Henan Huanyu Sai Er New Energy Technology Co., Ltd.	(9)

14	Code of Ethics	(4)

21.1	Subsidiaries of the Registrant	(12)

23.1	Consent of HKCMCPA Company Limited (formerly Company Limited).	*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certifications of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

(1)	Incorporated by reference from the Registration Statement on Form SB-2 of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on August 16, 2004. File no. 333-118259.
(2)
Incorporated by reference from the Amendment No. 4 to the Registration Statement on Form SB-2/A of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on March 15, 2005. File no. 333-118259.

(3)	Incorporated by reference to Exhibits 10.1 and 10.2 to the registrant’s current report on Form 8-K filed on August 24, 2010.

(4)	Incorporated by reference from the Annual Report on Form 10-KSB of Capital Resource Funding, Inc. filed with the Securities and Exchange Commission on August 4, 2006.
(5)	Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on September 13, 2010.
(6)	Incorporated by reference to exhibit 3.1 to the registrant’s current report on Form 8-K filed on November 22, 2010.
(7)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 17, 2010.
(8)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 3, 2010.
(10)	Incorporated by reference to exhibit 3.01 to the registrant’s current report on Form 8-K filed on November 22, 2010.
(11)	Incorporated by reference to exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed on September 14, 2010.
(12)	Incorporated by reference to exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed on September 14, 2010.

*Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Sun Group High-Tech Co.

Dated: August 29, 2011	By: /s/ Guosheng Fu
Name: Guosheng Fu
Title: Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Guosheng Fu and Ming Fen Liu, and each of them, his and her true and lawful attorneys-in-fact, each with full power of substitution, for him and her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Guosheng Fu	Chief Executive Officer (Principal Executive Officer)	August 29, 2011
Guosheng Fu

/s/ Ming Fen Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2011
Ming Fen Liu

/s/ Bin Wang	Chairman of the Board	August 29, 2011
Bin Wang

/s/ Zhi Li	Director	August 29, 2011
Zhi Li

/s/ Jiao Wang	Director	August 29, 2011
Jiao Wang

/s/ Fudong Sui	Director	August 29, 2011
Fudong Sui

/s/ Karlton S.M. Wong	Director	August 29, 2011
Karlton S.M. Wong

/s/ Fuqiu Ren	Director	August 29, 2011
Fuqiu Ren

CHINA SUN GROUP HIGH-TECH CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Sun Group High-Tech Co.

We have audited the accompanying consolidated balance sheets of China Sun Group High-Tech Co. and its subsidiaries (“the Company”) as of May 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended May 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2011 and 2010 and the results of operations and cash flows for the years ended May 31, 2011 and 2010 and in conformity with accounting principles generally accepted in the United States of America.

HKCMCPA Company Limited
(Formerly known as ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
August 29, 2011

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of May 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$21,810,394	$18,017,266
Accounts receivable, trade	2,465,862	2,793,038
Inventories	610,025	1,218,336
Deposits and prepayments	1,026	3,049

Total current assets	24,887,307	22,031,689

Non-current assets:
Technical know-how, net	2,420,278	2,475,298
Property, plant and equipment, net	27,805,208	20,567,954

TOTAL ASSETS	$55,112,793	$45,074,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$-	$2,127,244
Income tax payable	536,647	1,488,619
Other payables and accrued liabilities	1,163,324	984,189

Total liabilities	1,699,971	4,600,052

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; none of shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,962,971shares and 53,422,971 shares issued and outstanding, as of May 31, 2011 and 2010	55,963	53,423
Additional paid-in capital	11,790,789	9,585,204
Accumulated other comprehensive income	5,457,233	3,043,344
Statutory reserve	3,342,358	2,277,365
Deferred compensation	(96,000)	-
Retained earnings	32,862,479	25,515,553

Total stockholders’ equity	53,412,822	40,474,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,112,793	$45,074,941

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended May 31,
	2011	2010

Revenues, net	$48,568,339	$41,189,122

Cost of revenue (inclusive of depreciation and amortization)	(32,419,062)	(28,134,650)

Gross profit	16,149,277	13,054,472

Operating expenses:
Sales and marketing	148,383	77,870
Research and development	120,434	121,825
General and administrative	3,944,131	1,311,598

Total operating expenses	4,212,948	1,511,293

INCOME FROM OPERATIONS	11,936,329	11,543,179

Other income:
Interest income	54,317	35,067
Other income	45,009	-

INCOME BEFORE INCOME TAXES	12,035,655	11,578,246

Income tax expense	(3,623,736)	(2,982,584)

NET INCOME	$8,411,919	$8,595,662

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	2,413,889	(24,205)

COMPREHENSIVE INCOME	$10,825,808	$8,571,457

Net income per share – Basic and diluted	$0.15	$0.16

Weighted average common shares outstanding – Basic and diluted	54,989,110	53,422,971

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended May 31,
	2011	2010
Cash flows from operating activities:
Net income	$8,411,919	$8,595,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,639,573	1,369,824
Amortization of technical know-how	178,038	130,161
Shares issued for services, non-cash	2,112,125	-
Changes in operating assets and liabilities:
Accounts receivable, trade	459,273	(1,213,221)
Inventories	654,143	436,714
Value-added tax receivable	-	391,661
Deposits and prepayments	2,125	435,697
Accounts payable, trade	(2,180,301)	1,279,095
Income tax payable	(1,002,687)	13,980
Other payables and accrued liabilities	(83,240)	(304,563)
Net cash provided by operating activities	10,190,968	11,135,010

Cash flows from investing activities:
Purchase of plant and equipment	(7,442,431)	(1,300,564)
Payment on construction in progress	-	(1,024,906)
Net cash used in investing activities	(7,442,431)	(2,325,470)

Effect of exchange rate changes on cash and cash equivalents	1,044,591	(2,227)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,793,128	8,807,313

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,017,266	9,209,953

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,810,394	$18,017,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,626,424	$2,127,504
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Deferred compensation	Retained earnings	Total stockholders’ equity
	No. of share	Amount	No. of share	Amount

Balance as of June 1, 2009	-	$-	53,422,971	$53,423	$9,585,204	$3,067,549	$1,387,775	$-	$17,809,481	$31,903,432

Net income for the year	-	-	-	-	-	-	-	-	8,595,662	8,595,662

Appropriation to statutory reserve	-	-	-	-	-	-	889,590	-	(889,590)	-

Foreign currency translation adjustment	-	-	-	-	-	(24,205)	-	-	-	(24,205)

Balance as of May 31, 2010	-	$-	53,422,971	$53,423	$9,585,204	$3,043,344	$2,277,365	$-	$25,515,553	$40,474,889

Shares issued for services to consultants	-	-	2,050,000	2,050	1,781,450	-	-	-	-	1,783,500

Shares issued to officers			250,000	250	280,375					280,625

Shares issued to employee		-	240,000	240	143,760	-	-	(96,000)	-	48,000

Net income for the year	-	-	-	-	-	-	-	-	8,411,919	8,411,919

Appropriation to statutory reserve	-	-	-	-	-	-	1,064,993	-	(1,064,993)	-

Foreign currency translation adjustment	-	-	-	-	-	2,413,889	-	-	-	2,413,889

Balance as of May 31, 2011	-	$-	55,962,971	$55,963	$11,790,789	$5,457,233	$3,342,358	$(96,000)	$32,862,479	$53,412,822

See accompanying notes to consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
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

The Company, through its operating subsidiaries in the PRC, mainly engages in the production and sales of cobaltosic oxide and lithium cobalt oxide, both cathode materials used in lithium ion rechargeable batteries in the PRC.

Details of subsidiaries

Name	Place and date of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest held

Dalian Xin Yang Hi-Tech Development Co.	The PRC, a limited liability company	Investment holding in PRC	RMB1,000,000	100%

Dalian Xinyang High-Tech Development Co. Ltd (“DLX”)	The PRC, a limited liability company August 16, 2000	Manufacture and sales of cobaltosic oxide and lithium cobalt oxide	RMB106,000,000	100%

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
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company maintains a large amount of cash balances at a financial institution in the PRC, which is insured by China Citic Bank, amounting to $21,806,497 and $17,874,373 as of May 31, 2011 and 2010, respectively.

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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of May 31, 2011 and 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Building	20-40 years	5%
Plant and machinery	5-40 years	5%
Office equipment	5 years	5%
Motor vehicle	5 years	5%

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

Long-lived assets primarily include technical know-how and property, plant and equipment. In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of May 31, 2011 and 2010.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
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

The Company is required to remit VAT collected to the tax authority, but may deduct VAT it has paid on eligible purchases. To the extent that the Company paid more than collected, the difference represents the net VAT recoverable balance at the balance sheet date. As of May 31, 2011, the Company has VAT payable of $ 216,198 in the consolidated financial statements.

●	Cost of revenue

Cost of revenue primarily includes the purchase of raw materials, direct labor, depreciation, amortization and manufacturing overhead that are directly attributable to the production. Shipping and handling costs are included in cost of revenue.

●	Advertising cost

The Company expenses advertising costs as incurred in accordance with ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expenses of $5,034 and $512 for the years ended May 31, 2011 and 2010, respectively.

●	Research and development costs

Research and development costs mainly related to labor cost incurred in the development of new products and manufacturing methods and are charged to expense as incurred. The Company incurred $120,434 and $121,825 for the years ended May 31, 2011 and 2010, respectively.

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
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended May 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of May 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2011	2010
Year-end RMB: US$1 exchange rate	6.4965	6.8315
Annual average RMB: US$1 exchange rate	6.6653	6.8377

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income as and when the related employee service is provided.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended May 31, 2011 and 2010, the Company operates one reportable business segment in the PRC.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
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

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash, accounts receivable, deposits and prepayments, accounts payable, income tax payable, other payables and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate at fair values.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

-	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

-
Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

-
Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.         ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the years ended May 31, 2011 and 2010.

4.         TECHNICAL KNOW-HOW

	As of May 31,
	2011	2010

Cost	$2,608,059	$2,608,059
Foreign translation difference	131,878	(2,482)
	2,739,937	2,605,577
Less: accumulated amortization	(308,199)	(130,161)
Less: foreign translation difference	(11,460)	(118)
Technical know-how, net	$2,420,278	$2,475,298

Technical know-how represents the purchased technology to develop a new product, lithium iron phosphate, which is used as cathode material for the new generation of lithium ion batteries, from an independent party. The Company has determined that the technology has an estimated useful life of 15 years and is amortized on a straight-line method over its estimated useful life when its products are approved by the government agency. The approval was granted to the Company in August 2009.

Amortization expense for the years ended May 31, 2011 and 2010 was $178,038 and $130,161, respectively, which was recorded in cost of revenue.

The estimated annual amortization expense of technical know-how in the next five years and thereafter is as follows:

Year ending May 31:
2012	$182,663
2013	182,663
2014	182,663
2015	182,663
2016	182,663
Thereafter	1,506,963

Total:	$2,420,278

5.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

	As of May 31,
	2011	2010

Building	$7,283,579	$6,308,373
Plant and machinery	21,686,613	15,043,010
Office equipment	209,886	206,311
Motor vehicle	72,258	34,816
Foreign translation difference	3,596,522	2,172,090
	32,848,858	23,764,600
Less: accumulated depreciation	(4,705,606)	(3,066,033)
Less: foreign translation difference	(338,044)	(130,613)
Property, plant and equipment, net	$27,805,208	$20,567,954

Depreciation expense for the years ended May 31, 2011 and 2010 was $1,639,573 and $1,369,824, which included $1,369,549 and $1,111,374 in cost of revenue, respectively.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.         OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	As of May 31,
	2011	2010

VAT payable	$216,198	$257,752
Welfare payable	438,326	416,832
Payable to equipment vendors	223,043	-
Accrued operating expenses	157,757	116,849
Other payable	128,000	192,756
	$1,163,324	$984,189

7.         STOCKHOLDERS’ EQUITY

During the year ended May 31, 2011, the Company has the following share-based transactions:

1.	Shares issued for consulting services

On September 20, 2010, the Company issued an aggregate of 2,050,000 shares of its common stock under S-8 registration statement to certain consultants for advisory and professional services at the current fair value of $0.87 per share, totaling $1,783,500.

2.	Shares issued for employment services to executive officers

On November 15, 2010, the Company entered into an employment agreement with Mr. Guosheng Fu (“Mr. Fu”), Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Fu will receive an annual base salary of $30,000 in connection with the continuation of his services as Chief Executive Officer under the service term. The term of employment (“ Service Term ”) under the agreement shall commence on the date hereof and shall continue for a period of one year, and at the end of each day it shall renew and extend automatically for an additional day so that the remaining Service Term is always one year; provided, however, that either party may terminate this agreement. Also, the Company agreed to grant Mr. Fu up to an aggregate amount of 450,000 shares of the Company’s common stock. The Company agreed to issue 150,000 shares of its common stock to Mr. Fu on each of December 31, 2010, 2011, and 2012, each, an award date, subject to Mr. Fu’s continuous service on each award date.

Concurrently, on November 15, 2010, the Company entered into an employment agreement with Ms. Mingfen Liu (“Miss Liu”), chief financial officer. Pursuant to the terms of the employment agreement, Miss Liu will receive an annual base salary of $18,000 in connection with the continuation of her services as Chief Financial Officer under the service term. The term of employment (“ Service Term ”) under the agreement shall commence on the date hereof and shall continue for a period of one year, and at the end of each day it shall renew and extend automatically for an additional day so that the remaining Service Term is always one year; provided , however , that either party may terminate this agreement. Also, Miss Liu shall be granted up to an aggregate amount of 300,000 shares of the Company’s common stock. The Company agreed to issue 100,000 shares of its common stock to Miss Liu on each of December 31, 2010, 2011, and 2012, each, an award date, subject to Miss Liu’s continuous service on each award date.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

On December 31, 2010, the Company issued an aggregate of 250,000 shares of its common stock to senior executive officers, Mr. Guosheng Fu, chief executive officer and Ms. Mingfen Liu, chief financial officer, for their executive compensation at the current fair value of $1.1225 per share, totaling $280,625.

3.	Shares issued for employment service to employee

On April 1, 2011, the Company entered into an employment agreement with one employee for a term of three (3) years, expiring on March 31, 2014, in exchange for restricted stock awards (“Restricted Shares”) of 240,000 shares of the Company’s common stock. Such shares shall initially be unvested and subject to reacquisition by the Company. The employee shall be granted (A) one-third (1/3) of the Restricted Shares on the date of the agreement, (B) one-third (1/3) of the Restricted Shares on the one-year anniversary of the agreement, and (C) one-third (1/3) of the Restricted Shares on the two-year anniversary of the agreement, subject to the employee’s continued service to the Company on such grant date. On April 12, 2011, the Company issued an aggregate of 240,000 shares of its common stock at the current market value of $0.60, totaling $144,000 and granted 80,000 shares to an employee under the terms of the employment agreement. As of May 31, 2011, the employee received all 240,000 shares of which only 80,000 shares of the common stock of the Company were vested. The remaining 160,000 shares of its common stock were unvested and the Company recorded  as $96,000 of deferred compensation to equity.     .

As of May 31, 2011 and 2010, the issued and outstanding common stock of the Company is 55,962,971 and 53,422,971 shares, respectively.

8.         NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common stock outstanding during the year. Diluted net income per share is computed using the weighted average number of common stock and common stock equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net income per share for the years ended May 31, 2011 and 2010:

	Years ended May 31,
	2011	2010

Net income attributable to common shareholders	$8,411,919	$8,595,662

Weighted average common shares outstanding – Basic and diluted	54,989,110	53,422,971

Net income per share – Basic and diluted	$0.15	$0.16

9.         INCOME TAXES

For the years ended May 31, 2011 and 2010, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended May 31,
	2011	2010
Tax jurisdiction from:
– Local	$(2,518,261)	$(217,455)
– Foreign	14,553,916	11,795,701
Income before income taxes	$12,035,655	$11,578,246

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

	Years ended May 31,
	2011	2010
Current tax:
– Local	$-	$-
– Foreign	3,623,736	2,982,584

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$3,623,736	$2,982,584

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

As of May 31, 2011, the operation in the United States of America incurred $3,698,576 of cumulative operating losses carryforwards for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the years ended May 31, 2011 and 2010 are as follows:

	Years ended May 31,
	2011	2010

Income before income taxes	$14,553,916	$11,795,701
Income statutory tax rate	25%	25%
Income taxes calculated at statutory income tax rate	3,638,479	2,948,925

Tax adjustments	3,357	5,901
Tax effect of non-taxable items	(18,100)	-
Tax effect of non-deductible items	-	27,758
Income tax expense	$3,623,736	$2,982,584

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of May 31, 2011 and 2010:

	As of May 31,
	2011	2010
Deferred tax assets:
- Net operating loss carryforwards	$1,257,516	$401,307
Less: valuation allowance	(1,257,516)	(401,307)
Deferred tax assets	$-	$-

As of May 31, 2011 and 2010, the Company has provided for a full valuation allowance against the aggregate deferred tax assets of $1,257,516 and $401,307 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended May 31, 2011, the valuation allowance increased by $856,209, primarily relating to net operating losses carryforwards from the local tax regime.

10.         CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company’s subsidiary in the PRC is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $266,246 and $150,130 for the years ended May 31, 2011 and 2010, respectively.

11.         STATUTORY RESERVE

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

For the years ended May 31, 2011 and 2010, the Company’s PRC subsidiaries contributed $1,064,993 and $889,590 to statutory reserve, respectively.

12.         SEGMENT INFORMATION BY PRODUCTS

The Company operates in one reportable operating segment in the production and sales of batteries material in the PRC, as defined by ASC Topic 280. Summarized financial information concerning the Company’s major products is shown in the following table for the years ended May 31, 2011 and 2010:

	Years ended May 31,
	2011	2010

Lithium iron phosphate	$13,790,074	$4,563,001
Cobaltosic oxide	34,778,265	36,626,121
	$48,568,339	$41,189,122

13.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(a)         Major customers

For the years ended May 31, 2011 and 2010, the customers who accounted for 10% or more of the Company’s revenues and its outstanding balance at the year-end are presented as follows:

	Year ended May 31, 2011		May 31, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$6,884,276	14%	$-
Customer B	6,695,556	14%	644,174
Customer C	5,819,906	12%	559,021
Customer D	5,788,460	12%	-
Customer E	5,049,949	10%	360,284
Customer F	4,950,696	10%	46,179
Total:	$35,188,843	72%	$1,609,658

	Year ended May 31, 2010		May 31, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$8,028,735	19%	$-
Customer A	7,053,960	17%	591,537
Customer C	6,412,248	16%	415,251
Customer E	5,661,868	14%	-
Customer D	4,035,533	10%	510,283
Total:	$31,192,344	76%	$1,517,071

All of the customers are located in the PRC.

(b)	Major vendors

For the years ended May 31, 2011 and 2010, the vendor who accounts for 10% or more of purchases of the Company and its outstanding balance at the year-end are presented as follows:

	Year ended May 31, 2011		May 31, 2011
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$11,757,680	40%	$-
Vendor B	6,463,616	22%	-
Vendor C	5,567,582	19%	-
Total:	$23,788,878	81%	$-

	Year ended May 31, 2010		May 31, 2010
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$11,316,967	44%	$1,117,983
Vendor B	6,935,251	27%	597,854
Vendor C	5,637,909	22%	411,408
Total:	$23,890,127	93%	$2,127,245

All of the vendors are located in the PRC.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010
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

14.         COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary operating in PRC was committed under several non-cancelable operating leases for the terms from 5 to 10 years, with monthly rentals, due through July 2020. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $11,002 and $7,312 for the years ended May 31, 2011 and 2010.

As of May 31, 2011, the Company has the future minimum rental payments under the operating lease agreement in the next five years and thereafter, as follow:

Year ending May 31,
2012	$16,932
2013	16,932
2014	16,932
2015	16,932
2016	13,469
Thereafter	50,284

Total:	$131,481

15.         SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after May 31, 2011 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.