Form 10-Q
period 2011-08-31
CHINA SUN GROUP HIGH-TECH CO
filed 2011-10-14
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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
☑ Yes ☐ No

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

There are presently 55,962,971 shares of common stock, $0.001 par value, issued and outstanding as of October 3, 2011.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	7
Item 4.	Controls and Procedures.	7

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of August 31, 2011 and May 31, 2011 (Audited)	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended August 31, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2011 and 2010	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended August 31, 2011	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – 15

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2011 AND MAY 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	August 31, 2011	May 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,685,197	$21,810,394
Accounts receivable, trade	4,716,245	2,465,862
Inventories	706,437	610,025
Deposits and prepayments	463,420	1,026

Total current assets	28,571,299	24,887,307

Non-current assets:
Technical know-how, net	2,417,935	2,420,278
Property, plant and equipment, net	27,771,575	27,805,208

TOTAL ASSETS	$58,760,809	$55,112,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$150,819	$-
Income tax payable	593,225	536,647
Other payables and accrued liabilities	1,113,046	1,163,324

Total liabilities	1,857,090	1,699,971

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; none of shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,962,971 shares issued and outstanding as of August 31, 2011 and May 31, 2011	55,963	55,963
Additional paid-in capital	11,790,789	11,790,789
Accumulated other comprehensive income	6,463,022	5,457,233
Statutory reserve	3,342,358	3,342,358
Deferred compensation	(96,000)	(96,000)
Retained earnings	35,347,587	32,862,479

Total stockholders’ equity	56,903,719	53,412,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,760,809	$55,112,793

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended August 31,
	2011	2010

Revenues, net	$11,489,266	$11,753,459

Cost of revenue (inclusive of depreciation and amortization)	7,637,851	8,046,456

Gross profit	3,851,415	3,707,003

Operating expenses:
Sales and marketing	37,199	31,326
Research and development	33,955	20,933
General and administrative	443,606	400,385

Total operating expenses	514,760	452,644

INCOME FROM OPERATIONS	3,336,655	3,254,359

Other income:
Interest income	13,573	10,639

INCOME BEFORE INCOME TAXES	3,350,228	3,264,998

Income tax expense	(865,120)	(834,263)

NET INCOME	$2,485,108	$2,430,735

Other comprehensive income:
- Foreign currency translation gain	1,005,789	107,243

COMPREHENSIVE INCOME	$3,490,897	$2,537,978

Net income per share – Basic and diluted	$0.04	$0.05

Weighted average common shares outstanding – Basic and diluted	55,962,971	53,422,971

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended August 31,
	2011	2010
Cash flows from operating activities:

Net income	$2,485,108	$2,430,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	540,221	401,323
Amortization of technical know-how	45,996	43,601
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,181,553)	(106,097)
Inventories	(84,361)	630,519
Deposits and prepayments	(457,376)	(6,736)
Accounts payable, trade	149,188	(1,738,029)
Income tax payable	46,282	(407,449)
Other payables and accrued liabilities	(67,717)	105,284

Net cash provided by operating activities	475,788	1,353,151

Cash flows from investing activities:
Purchase of plant and equipment	(5,151)	(48,486)

Net cash used in investing activities	(5,151)	(48,486)

Effect of exchange rate changes on cash and cash equivalents	404,166	47,228

NET CHANGE IN CASH AND CASH EQUIVALENTS	874,803	1,351,893

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,810,394	18,017,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,685,197	$19,369,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$818,838	$1,241,712
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other				Total
	No. of share	Amount	No. of share	Amount	paid-in capital	comprehensive income	Statutory reserve	Deferred compensation	Retained earnings	stockholders’ equity

Balance as of June 1, 2011	-	$-	55,962,971	$55,963	$11,790,789	$5,457,233	$3,342,358	$(96,000)	$32,862,479	$53,412,822

Net income for the period	-	-	-	-	-	-	-	-	2,485,108	2,485,108

Foreign currency translation adjustment	-	-	-	-	-	1,005,789	-	-	-	1,005,789

Balance as of August 31, 2011	-	$-	55,962,971	$55,963	$11,790,789	$6,463,022	$3,342,358	$(96,000)	$35,347,587	$56,903,719
See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
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

In the opinion of management, the consolidated balance sheet as of May 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended August 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2012 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended May 31, 2011.

NOTE－2      ORGANIZATION AND BUSINESS BACKGROUND

China Sun Group High-Tech Co. (the “Company” or “CSGH”) was organized under the laws of the State of North Carolina on February 2, 2004 as a subchapter S-Corporation. On August 24, 2007, the Company was reincorporated in the State of Delaware and changed its name from “Capital Resource Funding, Inc.” to “China Sun Group High-Tech Co.”

The Company, through its operating subsidiaries in the People Republic of China (the “PRC”), mainly engages in the production and sales of cobaltosic oxide and lithium iron phosphate, both anode materials used in lithium ion rechargeable batteries in the PRC.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash balances at one financial institution in the PRC, which are insured by China Citic Bank. The Company has cash concentration risk of $22,684,648 as of August 31, 2011.

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

•	Inventories

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of August 31, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Technical know-how

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

Amortization expense for the three months ended August 31, 2011 and 2010 were $45,996 and $43,601, respectively, which was recorded in cost of revenue.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	20-40 years	5%
Plant and machinery	5-40 years	5%
Office equipment	5 years	5%
Motor vehicle	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended August 31, 2011 and 2010 were $540,221 and $401,323, which included $479,060 and $335,000 in cost of revenue, respectively.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Valuation of long-lived assets

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

•	Revenue recognition

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

•	Comprehensive income

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

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

For the three months ended August 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of August 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Net income per share

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	August 31, 2011	August 31, 2010
Period-end RMB:US$1 exchange rate	6.3801	6.8130
Average period RMB:US$1 exchange rate	6.4498	6.8041

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three months ended August 31, 2011, the Company operates one reportable business segment in the PRC.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Fair value of financial instruments

Cash and cash equivalents, accounts receivable, deposits and prepayments, accounts payable, income tax payable, other payables and accrued liabilities are carried at cost which approximated fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

o	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

o
Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

o
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

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－4      ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the periods ended August 31, 2011 and 2010.

NOTE－5      OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	August 31, 2011	May 31, 2011

VAT payable	$355,886	$216,198
Welfare payable	446,323	438,326
Payable to equipment vendors	32,915	223,043
Accrued operating expenses	149,922	157,757
Other payable	128,000	128,000

Other payables and accrued liabilities	$1,113,046	$1,163,324

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
NOTE－6      INCOME TAXES

For the three months ended August 31, 2011 and 2010, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Three months ended August 31,
	2011	2010
Tax jurisdiction from:
– Local	$(117,327)	$(78,761)
– Foreign	3,467,555	3,343,759

Income before income taxes	$3,350,228	$3,264,998

The provision for income taxes consisted of the following:

	Three months ended August 31,
	2011	2010
Current tax:
– Local	$-	$-
– Foreign	865,120	834,263

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$865,120	$834,263

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

As of August 31, 2011, the operation in the United States of America incurred $3,815,903 of cumulative operating losses carryforwards for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the three months ended August 31, 2011 and 2010 are as follows:

	Three months ended August 31,
	2011	2010

Income before income taxes	$3,467,555	$3,343,759
Income statutory tax rate	25%	25%
Income taxes calculated at statutory income tax rate	866,889	835,940

Tax effect of non-deductible items	(1,769)	(1,677)

Income tax expense	$865,120	$834,263

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011
Deferred tax assets:
- Net operating loss carryforwards	$1,297,407	$1,257,516
Less: valuation allowance	(1,297,407)	(1,257,516)

Deferred tax assets	$-	$-

As of August 31, 2011 and May 31, 2011, the Company has provided for a full valuation allowance against the aggregate deferred tax assets of $1,297,407 and $1,257,516 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended August 31, 2011, the valuation allowance increased by $39,891, primarily relating to net operating losses carryforwards from the local tax regime.

NOTE－7      SEGMENT INFORMATION BY PRODUCTS

The Company operates in one reportable operating segment in the production and sales of batteries material in the PRC, as defined by ASC Topic 280. Summarized financial information concerning the Company’s major products is shown in the following table for the three months ended August 31, 2011 and 2010:

	Three months ended August 31,
	2011	2010

Lithium iron phosphate	$4,115,518	$2,600,013
Cobaltosic oxide	7,373,748	9,153,446

	$11,489,266	$11,753,459

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－8      CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended August 31, 2011 and 2010, the customer who accounts for 10% or more of revenues of the Company and its outstanding balance at the period-end are presented as follows:

	Three months ended August 31, 2011		August 31, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,192,751	19%	$486,086
Customer B	1,519,990	13%	550,148
Customer C	1,409,353	12%	634,177
Customer D	1,345,183	12%	582,836
Customer E	1,229,344	11%	470,212
Customer F	1,188,869	10%	470,927

Total:	$8,885,490	77%	$3,194,386

	Three months ended August 31, 2010		August 31, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$1,604,079	14%	$691,245
Customer C	1,933,665	16%	557,712
Customer D	2,140,839	18%	-
Customer E	1,421,390	12%	-
Customer G	1,235,872	11%	297,094

Total:	$8,335,845	71%	$1,546,051

All of the customers are located in the PRC.

(b)	Major vendors

For the three months ended August 31, 2011 and 2010, the vendor who accounts for 10% or more of purchases of the Company and its outstanding balance at the period-end are presented as follows:

	Three months ended August 31, 2011		August 31, 2011
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$2,807,468	41%	$-
Vendor B	1,235,373	18%	-
Vendor C	1,211,254	18%	22,765

Total:	$5,254,095	77%	$22,765

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended August 31, 2010		August 31, 2010
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$2,495,799	38%	$300,976
Vendor B	1,389,693	21%	-
Vendor C	1,760,441	27%	-
Vendor D	803,835	12%	-

Total:	$6,449,768	98%	$300,976

All of the vendors are located in the PRC.

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

NOTE－9       COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary operating in PRC was committed under several non-cancelable operating leases for the terms from 5 to 10 years, with monthly rentals, due through July 2020. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $3,101 and $2,939 for the three months ended August 31, 2011 and 2010.

As of August 31, 2011, the Company has the future minimum rental payments under the operating lease agreement in the next five years and thereafter, as follow:

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Year ending August 31,
2012	$17,055
2013	17,055
2014	17,055
2015	17,055
2016	12,403
Thereafter	47,547

Total:	$128,170

NOTE－10    SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

At August 31, 2011 we had 12 production lines and corollary process flow equipment, with a total annual production capacity of 2,500 tons.

Since 2007, we have pursued a market-oriented strategy by engaging in the manufacturing, marketing and distribution of cobaltosic oxide. In 2008 we successfully developed proprietary processes for the manufacture of lithium iron phosphate (“LIP”), which is quickly becoming the preferred cathode material for lithium ion batteries.  The increase in sales of LIP is the primary reason for the substantial increase in our revenues and gross margins in 2011.  We believe that sales from LIP will continue to represent a larger percentage of our revenues and gross margins in the near future.

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

Our current operations and all of our customers are based in China. China is the world leader in the manufacture of lithium ion batteries and the second largest exporter. The production of lithium ion batteries and lithium-related products in China increased by 82% in 2010 compared to 2009.  In addition, the PRC government has announced a national electric automobile strategy and is expected to spend up to US $15 billion in the next decade on this strategy. The national electric automobile strategy is an important part of the PRC’s Twelfth Five-Year Plan. It is expected that 1 million electric automobiles would be put to use by 2015 and that a critical component of these automobiles would be lithium ion batteries.

Management believes that our proprietary innovative technologies and processes, access to cheap labor, stable supply of low-cost raw materials and state-of-the-art equipment positions us to benefit from these growth opportunities.

For the three months ended August 31, 2011, we produced 240 tons of cobaltosic oxide and 217 tons of lithium iron phosphate.

Since June 2010, we adjusted our business strategy from mass-production to production based on customers’ needs and the availability of supporting products. During the three months ended August 31, 2011, our major customers were Henan Huanyu Sai Er New Energy Technology Co., Ltd (“Huanyu”), CITIC Guo’an Mengguli Ltd, Guangzhou Hongsen Material Co., Ltd. Tianjin B&M Science and Technology Ltd ; Dalian Dahua International Trade Co., Ltd.and Beijing Easpring Co., Ltd .   The sales to these customers totaled 77% of our sales volume of 457 tons for the three months ended August 31, 2011. We have also entered into Supply Agreements with the foregoing customers to supply them with lithium iron phosphate. They will continue to be our key customers for the rest of fiscal year 2012. We are working persistently to increase our customer base in Shenzhen and Shandong.

Results of Operations

Comparison of Three Months Ended August 31, 2011 to Three Months Ended August 31, 2010

Net Revenue

Net revenue for the three months ended August 31, 2011 was $11,489,266, compared to $11,753,459 for the three months ended August 31, 2010, a decrease of $264,193 or 2.2%.  One hundred percent (100%) of the net revenue decrease was attributed to a decrease in sales of our old product cobaltosic oxide. Sales of cobaltosic oxide for the three months ended August 31, 2011 totaled 240 tons and $7,373,748, a decrease of 48 tons and $1,779,698, or 17% in quantity and 19% in dollar value, from 288 tons and $9,153,446 for the comparable period in 2010, while sales of lithium iron phosphate for the three months ended August 31, 2011 totaled 217 tons and $4,115,518, an increase of 84.12 tons and $1,515,505, or 63% in quantity or 58% in dollar value, from 132.88 tons and $2,600,013 for the comparable period in 2010.

Changes in Sales Amount and Volume

	Sales Amount $)		Change
Product	Q1 of 2012	Q1 of 2011	$	%
Cobaltosic oxide	7,373,748	9,153,446	-1,779,698	-19%
Lithium iron phosphate	4,115,518	2,600,013	1,515,505	58%
Total	11,489,266	11,753,459	-264,193	-2.2%

	Sales Volume (Ton)		Change
Product	Q1 of 2012	Q1 of 2011	Tons	%
Cobaltosic oxide	240	288	-48	-17%
Lithium iron phosphate	217	132.88	84.12	63%
Total	457	420.88	36.12	8.5%

Cost of Revenue

Cost of revenue for the three months ended August 31, 2011was $7,637,851, compared to $8,046,456 for the three months ended August 31, 2010, a decrease of $408,605 or 5%. This decrease in cost of revenue resulted from the decrease in sales.

Gross Profit

Gross profit for the three months ended August 31, 2011 was $3,851,415, an increase of $144,412 or 3.9% from $3,707,003 for the three months ended August 31, 2010.  One hundred percent (100%) of the increase in gross profit was attributable to an increase in sales of our new product, lithium iron phosphate.  The gross profit margins for cobaltosic oxide and lithium iron phosphate are 23% and 52%, respectively.

Sales and Marketing Expenses

Sales and marketing expenses for the three months period ended August 31, 2011 totaled $37,199, compared to $31,326 for the three months ended August 31, 2010, an increase of $5,873 or 18.7%. The increase was primarily attributable to the salary raise for the sales personnel.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2011 was $443,606, compared to  $400,385 for the three months ended August 31, 2010, an increase of $43,221 or 10.8%. The increase  in general and administrative expenses was primarily due to the promotion expenses of $14,719 paid to PR newswire, consulting expenses of $10,000 and the director fees of $7,500 incurred during the three months ended August 31, 2011, while there was no such expense incurred during the three months ended August 31, 2010.

Research and Development Expenses

Research and development expenses for the three months ended August 31, 2011 were $33,955, compared to $20,933 for the three months ended August 31, 2010, an increase of $13,022 or 62%. The increase was primarily attributable to an increase in salaries paid to research and development personnel.

Income from Operations

Income from operations for the three months ended August 31, 2011 was $3,336,655, an increase of $82,296 or 2.5%, compared to $3,254,359 for the three months ended August 31, 2010.  There was no significant fluctuation in income from operations.

Other Income

Other income for the three months ended August 31, 2011 was $13,573, compared to other income of $10,639 for the three months ended August 31, 2010, an increase of $2,934 or 27.6% .The increase resulted primarily from an increase in interest income on deposits incurred during the three months ended August 31, 2011compared to the three months ended August 31, 2010.

Income Taxes

Provisions for income tax expenses were $865,120 for the three months ended August 31, 2011compared to $834,263 for the three months ended August 31, 2010, an increase of $30,857 or 3.7%.  The increase resulted primarily from the increase in gross profit and hence profit before taxation in the Company’s PRC subsidiaries.  The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware annual reporting requirements. No provision for income taxes in the United States has been made as the Company has no income taxable in the United States. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and do not expect to declare any dividends within the foreseeable future.

Foreign Currency Translation Gain

The foreign currency translation gain for the three months ended August 31, 2011 was $1,005,789, an increase of $898,546 or 838% as compared to $107,243 for the same period in 2010. The increase was resulted from  devaluation of US dollar.

Net Income

Net income for the three months ended August 31, 2011 was $2,485,108, an increase of $54,373 or 2.2% as compared to the net income of $2,430,735 for the three months ended August 31, 2010.  The increase resulted primarily from the increase in gross profit and hence profit before taxation in the Company’s PRC subsidiaries.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $21,810,394 at the beginning of the three months ended August 31, 2011, and increased to $22,685,197 at the end of the three months ended August 31, 2011, an increase of $874,803 or 4%. This net change in cash and cash equivalents represents the combined effects of cash generated in the total amount of $475,788 from operating activities, and effects of exchange rate changes of $404,166 offset by cash used in the total amount of $5,151 from investing activities for the three months ended August 31, 2011.

On August 31, 2011, the majority of our cash was held in RMB denominated bank deposits in the PRC financial institution.

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

Net Cash Provided by Operating Activities

Net cash provided by our operating activities was $475,788 for the three months ended August 31, 2011, a decrease of $877,363 or 64.8% as compared to the cash of $1,353,151 provided by operating activities for the same period in 2010. The net cash provided by operating activities was primarily due to the net income of $2,485,108, the increase in accounts payable of $149,188, and the increase in income tax payable of $46,282 which offset by an increase in accounts receivable of $2,181,553, the increase in inventory of $84,361, the increase in deposits and prepayments of $457,376 and the decrease in other payables and accrued liabilities of $67,717 for the three months ended August 31, 2011.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,151 for the three months ended August 31, 2011. The cash outflow was attributable to the purchase of plant and equipment in the amount of $5,151 during the three months ended August 31, 2011.

Net cash used in financing activities

There was no net cash generated or used for financing activities for the three months ended August 31, 2011.

Income Taxes

Cash paid for income tax expense was $818,838 for the three months ended August 31, 2011.

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

Contractual Obligations and Commitments

We are committed under several non-cancelable operating lease agreements, with terms from five to ten years, due through July 25, 2020. Annual lease payments are $17,055 over the next four years, $12,403 for the fifth year and $47,547 for periods thereafter. We have a minimum rental payment obligation totaling $128,170.

On November 30, 2010, DLXY entered into an unconditional 2011 Supply Agreement for Dynamic Lithium Battery Materials with Huanyu.  Pursuant to the terms of the Supply Agreement, we are obligated to supply a minimum of 470 tons of lithium iron phosphate to Huanyu during the 2011 calendar year. At August 31, 2011, we have supplied 341.22 tons of lithium iron phosphate to Huanyu.  The purchase price of the lithium iron phosphate and other relevant commercial terms and conditions are determined by the parties on a monthly basis.

On April 20, 2011, DLXY entered into an unconditional 2011 Supply Agreement for Dynamic Lithium Battery Materials with ABAT.  Pursuant to the terms of the Supply Agreement, we are obligated to supply a total of 170 tons of lithium iron phosphate materials to ABAT during the 2011 calendar year. At August 31, 2011, we supplied 52.94 tons of lithium iron phosphate to ABAT.  The purchase price of the lithium iron phosphate materials and other relevant commercial terms and conditions are determined by the parties on a monthly basis.

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

New Financial Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements maybe expected to cause a material impact on its financial condition or the result of its operation.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Evaluation of Our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

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

EXHIBIT INDEX

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

CHINA SUN GROUP HIGH-TECH CO.

Date: October 14, 2011	By:	/s/ Guosheng Fu
Name: Guosheng Fu
Title: Chief Executive Officer
(Principle Executive Officer)

Date: October 14, 2011	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)