Form 10-Q/A
period 2011-08-31
CHINA SUN GROUP HIGH-TECH CO
filed 2011-10-17
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A
Amendment No. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______to _________.

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
Yes ☐ No ☒

Number of shares of common stock outstanding as of October 3, 2011: 55,962,971

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to China Sun Group Hi-Tech Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 14, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

31.1(*)
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(**)	XBRL Instance Document
101.SCH(**)	XBRL Taxonomy Extension Schema Document
101.CAL(**)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(**)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(**)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(**)	XBRL Taxonomy Extension Presentation Linkbase Document

*These exhibits were previously filed as exhibits to China Sun Group Hi-Tech Co. Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 14, 2011.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SUN GROUP HI-TECH CO.

Date: October 15, 2011	By:	/s/ Guosheng Fu
Name: Guosheng Fu
Title: Chief Executive Officer (Principle Executive Officer)

Date: October 15, 2011	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer (Principle Executive Officer)