Form 10-Q
period 2011-11-30
CHINA SUN GROUP HIGH-TECH CO
filed 2012-01-13
CIK 1298195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There are presently 55,962,971 shares of common stock, $0.001 par value, issued and outstanding as of December 28, 2011.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of November 30, 2011 and May 31, 2011	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months ended November 30, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended November 30, 2011 and 2010	F-4

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months ended November 30, 2011	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-16

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2011 AND MAY 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	November 30, 2011	May 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$23,926,083	$21,810,394
Accounts receivable, trade	4,580,140	2,465,862
Inventories	1,018,117	610,025
Deposits and prepayments	7,318	1,026

Total current assets	29,531,658	24,887,307

Non-current assets:
Technical know-how, net	2,372,477	2,420,278
Property, plant and equipment, net	27,247,063	27,805,208
Construction in progress	2,590,438	-

TOTAL ASSETS	$61,741,636	$55,112,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$536,669	$-
Income tax payable	505,940	536,647
Other payables and accrued liabilities	1,428,830	1,163,324

Total liabilities	2,471,439	1,699,971

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; none of shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,962,971 shares issued and outstanding, respectively	55,963	55,963
Additional paid-in capital	11,790,789	11,790,789
Accumulated other comprehensive income	6,497,710	5,457,233
Statutory reserve	3,342,358	3,342,358
Deferred compensation	(96,000)	(96,000)
Retained earnings	37,679,377	32,862,479

Total stockholders’ equity	59,270,197	53,412,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,741,636	$55,112,793

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010

Revenues, net	$10,712,997	12,639,828	$22,202,263	$24,393,287

Cost of revenue (inclusive of depreciation and amortization)	7,116,356	8,568,216	14,754,207	16,614,672

Gross profit	3,596,641	4,071,612	7,448,056	7,778,615

Operating expenses:
Sales and marketing	43,840	37,447	81,039	68,773
Research and development	33,717	32,514	67,672	53,447
General and administrative	406,858	2,195,429	850,464	2,595,814

Total operating expenses	484,415	2,265,390	999,175	2,718,034

INCOME FROM OPERATIONS	3,112,226	1,806,222	6,448,881	5,060,581

Other income:
Other income	-	44,432	-	44,432
Interest income	19,988	13,212	33,561	23,851

INCOME BEFORE INCOME TAXES	3,132,214	1,863,866	6,482,442	5,128,864

Income tax expense	(800,424)	(923,867)	(1,665,544)	(1,758,130)

NET INCOME	$2,331,790	$939,999	$4,816,898	$3,370,734

Other comprehensive income:
- Foreign currency translation gain	34,688	944,317	1,040,477	1,051,560

COMPREHENSIVE INCOME	$2,366,478	$1,884,316	$5,857,375	$4,422,294

Net income per share – Basic and diluted	$0.04	$0.02	$0.09	$0.06

Weighted average common stock outstanding – Basic and diluted	55,962,971	55,017,415	55,962,971	54,220,193

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended November 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,816,898	$3,370,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,085,950	810,149
Amortization of technical know-how	92,447	87,876
Shares issued for services, non-cash	-	1,783,500
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,055,044)	(2,537,625)
Inventories	(394,169)	816,781
Deposits and prepayments	(6,232)	(323,736)
Accounts payable, trade	533,258	(1,745,030)
Income tax payable	(40,479)	(900,803)
Other payables and accrued liabilities	(76,437)	5,717

Net cash provided by operating activities	3,956,192	1,367,563

Cash flows from investing activities:
Purchase of plant and equipment	(207,988)	(49,852)
Payment on construction in progress	(2,059,180)	-

Net cash used in investing activities	(2,267,168)	(49,852)

Effect of exchange rate changes on cash and cash equivalents	426,665	462,435

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,115,689	1,780,146

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,810,394	18,017,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,926,083	$19,797,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,706,022	$2,658,933
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other				Total
	No. of share	Amount	No. of share	Amount	paid-in capital	comprehensive income	Statutory reserve	Deferred compensation	Retained earnings	stockholders’ equity

Balance as of June 1, 2011	-	$-	55,962,971	$55,963	$11,790,789	$5,457,233	$3,342,358	$(96,000)	$32,862,479	$53,412,822

Net income for the period	-	-	-	-	-	-	-	-	4,816,898	4,816,898

Foreign currency translation adjustment	-	-	-	-	-	1,040,477	-	-	-	1,040,477

Balance as of November 30, 2011	-	$-	55,962,971	$55,963	$11,790,789	$6,497,710	$3,342,358	$(96,000)	$37,679,377	$59,270,197

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
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

In the opinion of management, the consolidated balance sheet as of May 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended November 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2012 or for any future periods.

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

The Company, through its operating subsidiaries in the People Republic of China (the “PRC”), mainly engages in the production and sales of cobaltosic oxide and lithium iron phosphate, both cathode materials used in lithium ion rechargeable batteries in the PRC.

CSGH and its subsidiaries are hereinafter referred to as the “Company”.

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
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash balances at one financial institution in the PRC, which are insured by China Citic Bank. The Company has cash concentration risk of $23,925,901 as of November 30, 2011.

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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of November 30, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended November 30, 2011 and 2010 were $46,451 and $44,275, respectively, which was recorded in cost of revenue.

Amortization expense for the six months ended November 30, 2011 and 2010 were $92,447 and $87,876, respectively, which was recorded in cost of revenue.

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
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended November 30, 2011 and 2010 were $545,729 and $408,826, which included $483,693 and $408,313 in cost of revenue, respectively.

Depreciation expense for the six months ended November 30, 2011 and 2010 were $1,085,950 and $810,149, which included $962,753 and $743,313 in cost of revenue, respectively.

•	Construction in progress

Construction in progress is stated at cost, which includes cost attributable to the conversion of two production lines to the manufacture of lithium iron phosphate. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No interest was capitalized during the period of construction. The new production lines are expected to be completed and put into operational use in the third quarter of fiscal 2012.

•	Valuation of long-lived assets

Long-lived assets primarily include technical know-how, construction in progress and property, plant and equipment. In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment charge for the periods presented.

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
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in the financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and relevant facts.

For the six months ended November 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of November 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar ("US$"). The Company's subsidiaries in the PRC, maintain their books and records in their local currency, Renminbi Yuan ("RMB"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	November 30, 2011	November 30, 2010
Period-end RMB:US$1 exchange rate	6.3773	6.6714
Average period RMB:US$1 exchange rate	6.4181	6.7519

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the six months ended November 30, 2011, the Company operates one reportable business segment in the PRC.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

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
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－4	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the periods ended November 30, 2011 and 2010.

NOTE－5	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	November 30, 2011	May 31, 2011

VAT payable	$193,197	$216,198
Welfare payable	446,519	438,326
Payable to equipment vendors	551,017	223,043
Accrued operating expenses	110,097	157,757
Other payable	128,000	128,000

Other payables and accrued liabilities	$1,428,830	$1,163,324

NOTE－6	INCOME TAXES

For the six months ended November 30, 2011 and 2010, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Six months ended November 30,
	2011	2010
Tax jurisdiction from:
– Local	$(193,956)	$(1,944,811)
– Foreign	6,676,398	7,073,675

Income before income taxes	$6,482,442	$5,128,864

The provision for income taxes consisted of the following:

	Six months ended November 30,
	2011	2010
Current tax:
– Local	$-	$-
– Foreign	1,665,544	1,758,130

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$1,665,544	$1,758,130

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
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

As of November 30, 2011, the operation in the United States of America incurred $3,892,532 of cumulative operating losses carryforwards for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the six months ended November 30, 2011 and 2010 are as follows:

	Six months ended November 30,
	2011	2010

Income before income taxes	$6,676,398	$7,073,675
Income statutory tax rate	25%	25%
Income taxes calculated at statutory income tax rate	1,669,100	1,768,419

Tax effect of non-deductible items	(3,556)	819
Tax effect on non-taxable items	-	(11,108)

Income tax expense	$1,665,544	$1,758,130

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011
Deferred tax assets:
- Net operating loss carryforwards	$1,323,461	$1,257,516
Less: valuation allowance	(1,323,461)	(1,257,516)

Deferred tax assets	$-	$-

As of November 30, 2011, the Company has provided for a full valuation allowance against the aggregate deferred tax assets of $1,323,461 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended November 30, 2011, the valuation allowance increased by $65,945, primarily relating to net operating losses carryforwards from the local tax regime.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－7	SEGMENT INFORMATION BY PRODUCTS

The Company operates in one reportable operating segment in the production and sales of batteries material in the PRC, as defined by ASC Topic 280. Summarized financial information concerning the Company’s major products is shown in the following table for the three and six months ended November 30, 2011 and 2010:

	Revenues for the three months ended November 30,
	2011	2010

Lithium iron phosphate	$4,079,972	$3,336,612
Cobaltosic oxide	6,633,025	9,303,216

	$10,712,997	$12,639,828

	Revenues for the six months ended November 30,
	2011	2010

Lithium iron phosphate	$8,195,490	$5,936,625
Cobaltosic oxide	14,006,773	18,456,662

	$22,202,263	$24,393,287

NOTE－8	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended November 30, 2011 and 2010, the customer who accounts for 10% or more of revenues of the Company and its outstanding balance at the period-end are presented as follows:

	Three months ended November 30, 2011		November 30, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,298,784	21%	$898,844
Customer B	1,325,075	12%	504,909
Customer C	1,285,599	12%	448,681
Customer D	1,277,415	12%	460,724
Customer E	1,186,978	11%	785,737

Total:	$7,373,851	68%	$3,098,895

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Six months ended November 30, 2011		November 30, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$4,491,535	20%	$898,844
Customer B	2,845,065	13%	504,909
Customer E	2,596,331	12%	785,737
Customer C	2,514,943	11%	448,681
Customer D	2,466,284	11%	460,724
Customer F	2,263,321	10%	550,390

Total:	$17,177,479	77%	$3,649,285

	Three months ended November 30, 2010		November 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer B	$1,934,364	15%	$447,207
Customer E	1,737,489	14%	764,863
Customer F	1,645,173	13%	799,331
Customer C	1,237,998	10%	724,441

Total:	$6,555,024	52%	$2,735,842

	Six months ended November 30, 2010		November 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer F	$3,786,012	16%	$799,331
Customer E	3,671,154	15%	764,863
Customer B	3,538,443	15%	447,207
Customer C	2,659,388	11%	724,441
Customer G	2,375,547	10%	426,251

Total:	$16,030,544	67%	$3,162,093

All of the customers are located in the PRC.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(b)         Major vendors

For the three and six months ended November 30, 2011 and 2010, the vendor who accounts for 10% or more of purchases of the Company and its outstanding balance at the period-end are presented as follows:

	Three months ended November 30, 2011		November 30, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$2,493,055	38%	$-
Vendor B	1,360,136	21%	-
Vendor C	1,203,820	18%	163,862

Total:	$5,057,011	77%	$163,862

	Six months ended November 30, 2011		November 30, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$5,300,523	40%	$-
Vendor B	2,571,390	19%	-
Vendor C	2,439,193	18%	163,862

Total:	$10,311,106	77%	$163,862

	Three months ended November 30, 2010		November 30, 2010
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$3,086,112	40%	$-
Vendor C	1,727,995	23%	412,207
Vendor B	1,700,828	22%	-
Vendor D	939,791	12%	-

Total:	$7,454,726	97%	$412,207

	Six months ended November 30, 2010		November 30, 2010
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$5,581,911	39%	$-
Vendor B	3,461,269	24%	-
Vendor C	3,117,688	22%	412,207
Vendor D	1,743,626	12%	-

Total:	$13,904,494	97%	$412,207

All of the vendors are located in the PRC.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)         Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities is denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against US$, the value of the RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

CHINA SUN GROUP HIGH-TECH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011
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

NOTE－9         COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary operating in the PRC was committed under several non-cancelable operating leases for the terms from 5 to 10 years, with monthly rentals, due through July 2020. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $6,232 and $8,516 for the six months ended November 30, 2011 and 2010.

As of November 30, 2011, the Company has future minimum rental payments under the operating lease agreements in the next five years and thereafter, as follow:

Year ending November 30,
2012	$17,249
2013	17,249
2014	17,249
2015	16,073
2016	12,544
Thereafter	44,951

Total:	$125,315

NOTE－10       SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date on which the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our products, and other statements of our plans, beliefs, or expectations, including the statements contained under this item as well as items elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

Overview

We believe we are one of the leading producers of cathode materials for lithium ion batteries in China. We currently produce cobaltosic oxide and lithium iron phosphate. With the latest technological know-how, innovative manufacturing processes, state-of-the-art  manufacturing equipment and substantial manufacturing capacity, we have evolved into a market leader in China and one of the most innovative and respected manufacturers of cathode materials for lithium ion batteries.

Since 2007, we have engaged in the manufacturing, marketing and distribution of cobaltosic oxide. In 2008 we successfully developed proprietary processes for the manufacture of lithium iron phosphate (“LIP”). We began manufacturing LIP in quantity in the second quarter of fiscal year 2011. Since then, we have focused on expanding sales and increasing production of LIP. Originally, we had seven cobaltosic oxide production lines and five lithium cobalt oxide production lines. By the end of fiscal year 2011, we had converted three of our seven cobaltosic oxide and three of our five lithium cobalt oxide production lines to LIP production lines.

At November 30, 2011 we had four cobaltosic oxide production lines, two lithium cobalt oxide production lines, and six LIP production lines along with the corollary process flow equipment. Currently, our total annual production capacity is 2,500 tons which includes 1,500 tons of cobaltosic oxide, 300 tons of lithium cobalt oxide, and 700 tons of LIP. We are in the process of converting our two remaining lithium cobalt oxide production lines to the production of LIP. This conversion is expected to be completed in the third quarter of fiscal 2012. Once the conversion of these two lines is complete, will have a total of four cobaltosic oxide production lines and eight LIP production lines and our annual production capacity for LIP will increase to 1,000 tons. The increase in sales of LIP is the primary reason for our substantial increase in gross margins in this quarter and we believe that sales of LIP will continue to represent a larger portion of our gross profits and positively impact our gross margins in the future.

We expect that the demand for LIP is will continue to remain strong because: 1) the lithium ion battery industry is an integral part of the new energy sector which has experienced substantial growth, and 2) LIP is becoming the preferred cathode material for lithium ion batteries because of its high level of performance.China has a plan to put one million electric cars on the road by 2015 and lithium-ion (Li) batteries are currently the prevailing battery type for portable electronics and electric cars. In addition, we are seeing most of our existing and potential customers expanding their production of Li batteries. As a result, we will continue our strategy to shift more of our production capacity to the production of LIP. We will also work to stabilize our production levels of cobaltosic oxide. However, if the profit margin for cobaltosic oxide continues to decline, we may decide to shift even more production to LIP.

As a result of our efforts to expand our production and sales of LIP, net revenues from the sale of LIP increased by 22% to $4 million for the three months ended November 30, 2011 and production increased by 18% to 213 tons compared to the same period in fiscal 2011, while net revenues from the sale of cobaltosic oxide declined by 29% to $6.6 million and production declined by 22% to 230 tons compared to the same period in fiscal 2011.

In the six months ended November 30, 2011, net revenues from the sale of LIP increased by 38% to $8.2 million and production increased by 37% to 430 tons, while net revenues from the sale of cobaltosic oxide declined 24% to $14 million and production declined by 20% to 470 tons compared to the same period in fiscal 2011.We expect our production of cobaltosic oxide to be stable and our production and sales of LIP to increase.

During the six months ended November 30, 2011, we had six major customers: Henan Huanyu Sai Er New Energy Technology Co., Ltd (“Huanyu”); CITIC Guo’an Mengguli Ltd.; Guangzhou Hongsen Material Co., Ltd.; Tianjin B&M Science and Technology Ltd.; Dalian Dahua International Trade Co., Ltd.; and Beijing Easpring Co., Ltd.   Sales to these customers totaled 77% of our sales volume of 900 tons for the six months ended November 30, 2011. We expect that these customers will continue to represent a substantial portion of our sales in fiscal year 2012. We are working persistently to increase our customer base.

The price of raw materials did not have a significant impact on our financial results during the three and six months ended November 30, 2011.  The major raw materials used to produce cobaltosic oxide are cobalt salt, ferric carbonate and cobaltous oxalate. The major raw materials used to produce lithium iron phosphate are ferric phosphate and lithium carbonate.  Our cost of the raw materials to produce cobaltosic oxide did not change substantially, and our cost for LIP raw materials, especially ferric phosphate, declined in part because of the increase in production of one of our suppliers.   We saw a 7.9% and 5.5% decline in the average selling price of cobaltosic oxide and a 3.3% and 0.5% increase in the average selling price of LIP during the three and six months ended November 30, 2011, respectively.

Results of Operations

Comparison of Six Months Ended November 30, 2011 to Six Months Ended November 30, 2010

Net Revenue

Net revenue was $22,202,263, compared to $24,393,287 for the prior period, a decrease of $2,191,024 or 9%.  One hundred percent (100%) of the net revenue decrease was attributed to a decrease in sales of our older product cobaltosic oxide. Sales of cobaltosic oxide for the six months ended November 30, 2011 totaled 470 tons and $14,006,773, a decrease of 115 tons and $4,449,889, or 20% in quantity and 24% in dollar value, from 585 tons and $18,456,662 for the comparable period in 2010, while sales of lithium iron phosphate for the six months ended November 30, 2011 totaled 430 tons and $8,195,490, an increase of 117.12 tons and $2,258,865, or 37% in quantity or 38% in dollar value, from 312.88 tons and $5,936,625 for the comparable period in 2010.

Changes in Sales Amount and Volume

	Sales Amount ($)		Change
Product	Q1 & Q2 of 2012	Q1 & Q2 of 2011	$	%
Cobaltosic oxide	14,006,773	18,456,662	-4,449,889	-24%
Lithium iron phosphate	8,195,490	5,936,625	2,258,865	38%
Total	22,202,263	24,393,287	-2,191,024	-9%

	Sales Volume (Ton)		Change
Product	Q1 & Q2 of 2012	Q1 & Q2 of 2011	Tons	%
Cobaltosic oxide	470	585	-115	-20%
Lithium iron phosphate	430	312.88	117.12	37%
Total	900	897.88	2.12	0%

 Cost of Revenue

Cost of revenue was $14,754,207, compared to $16,614,672 for the comparable period, a decrease of $1,860,465 or 11%. Cost of revenue decreased primarily due to the decreased production of cobaltosic oxide and increased production of LIP, which costs less to produce.

Gross Profit

Gross profit was $7,448,056, a decrease of $330,559 or 4% from $7,778,615 for the comparable period.  Overall gross margin was 33.5% compared to 31.9% in the comparable period, an increase of 1.65%. The gross profit margins for cobaltosic oxide and lithium iron phosphate were 23% and 52%, respectively, compared to 27% and 49%, respectively for the comparable period. The decrease in gross profit margins for cobaltosic oxide was primarily attributable to a reduction in the average selling price of cobaltosic oxide from $31,550 per ton for the comparable period to $29,801 per ton in the current period. Gross profit margins for LIP increased approximately 3%, of which approximately 0.5% was due to an increase in the average selling price of lithium iron phosphate from $18,967 per ton for the comparable period to $19,059 per ton in the current period; and approximately 2% was due to a reduction in the cost of raw materials.

Sales and Marketing Expenses

Sales and marketing expenses totaled $81,039, compared to $68,773 for the comparable period, an increase of $12,266 or 18%. The increase was primarily attributable to an increase in salaries paid to our sales personnel.

General and Administrative Expenses

General and administrative expenses were $850,464, compared to $2,595,814 for the comparable period, a decrease of $1,745,350 or 67%. During the six months ended November 30, 2010, the Company recorded a stock-based consultancy fee of $1,783,500. No such expense was incurred during the six months ended November 30, 2011.

Research and Development Expenses

Research and development expenses were $67,672, compared to $53,447 for the comparable period, an increase of $14,225 or 27%. The increase was primarily attributable to an increase in salaries and bonus paid to research and development personnel.

Income from Operations

Income from operations was $6,448,881, an increase of $1,388,300 or 27%, compared to $5,060,581 for the comparable period.  The increase was primarily attributable to the decrease of $1,745,350 in general and administrative expenses.

Other Income

Other income was $33,561, compared to other income of $68,283 for the comparable period, a decrease of $34,722 or 51%. In September 2010, the Company received a grant from the Dalian Municipal Government in the amount of $44,432. No such grants were received during the six months ended November 30, 2011.

Income Taxes

Provisions for income tax expenses were $1,665,544 compared to $1,758,130 for the comparable period, a decrease of $92,586 or 5%.  The decrease resulted primarily from the decrease in gross profit and profit before taxation in the Company’s PRC subsidiaries. The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware annual reporting requirements. No provision for income taxes in the United States has been made as the Company has no income taxable in the United States. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and do not expect to declare any dividends within the foreseeable future.

Foreign Currency Translation Gain

The foreign currency translation gain was $1,040,477, a decrease of $11,083 or 1% compared to $1,051,560 for the comparable period. There was no significant fluctuation in foreign currency translation gain.

Net Income

Net income was $4,816,898, an increase of $1,446,164 or 43% compared to the net income of $3,370,734 for the comparable period.  The increase in net income resulted primarily from the decrease in general and administrative expenses.

Comparison of Three Months Ended November 30, 2011 to Three Months Ended November 30, 2010

Net Revenue

Net revenue was $10,712,997, compared to $12,639,828 for the comparable period, a decrease of $1,926,831 or 15%.  One hundred percent (100%) of the net revenue decrease was attributed to a decrease in sales of our older product cobaltosic oxide. Sales of cobaltosic oxide for the three months ended November 30, 2011 totaled 230 tons and $6,633,025, a decrease of 67.12 tons and $2,670,191, or 22% in quantity and 29% in dollar value, from 297.12 tons and $9,303,216 for the comparable period in 2010. Sales of lithium iron phosphate for the three months ended November 30, 2011 totaled 213 tons and $4,079,972, an increase of 33 tons and $743,360, or 18% in quantity or 22% in dollar value, from 180 tons and $3,336,612 for the comparable period in 2010.

Changes in Sales Amount and Volume

	Sales Amount ($)		Change
Product	Q2 of 2012	Q2 of 2011	$	%
Cobaltosic oxide	6,633,025	9,303,216	-2,670,191	-29%
Lithium iron phosphate	4,079,972	3,336,612	743,360	22%
Total	10,712,997	12,639,828	-1,926,831	-15%

	Sales Volume (Ton)		Change
Product	Q2 of 2012	Q2 of 2011	Tons	%
Cobaltosic oxide	230	297.12	-67.12	-22%
Lithium iron phosphate	213	180	33	18%
Total	443	477.12	-34.12	-7%

Cost of Revenue

Cost of revenue was $7,116,356, compared to $8,568,216 for the comparable period, a decrease of $1,451,860 or 17%. Cost of revenue decreased primarily due to the decreased production of cobaltosic oxide and increased production of LIP, which costs less to produce.

Gross Profit

Gross profit was $3,596,641 a decrease of $474,971 or 12% from $4,071,612 for the comparable period.  Overall gross margin was 33.6% compared to 32.2% in the comparable period, an increase of 1.4%. The gross profit margins for cobaltosic oxide and LIP were 22% and 53%, respectively compared to 26% and 50%, respectively for the comparable period. The decrease in gross profit margins for cobaltosic oxide was primarily attributable to a reduction in the average selling price of cobaltosic oxide from $31,323 per ton for the three months ended November 30, 2010 to $28,839 per ton for the three months ended November 30, 2011.  The increase in gross profit margins for LIP was primarily attributable to an increase in the average selling price of LIP from $18,536 per ton for the three months ended November 30, 2010 to $19,155 per ton for the three months ended November 30, 2011.

Sales and Marketing Expenses

Sales and marketing expenses totaled $43,840, compared to $37,447 for the comparable period, an increase of $6,393 or 17%. The increase was primarily attributable to an increase in salaries paid to sales personnel.

General and Administrative Expenses

General and administrative expenses were $406,858, compared to $2,195,429 for the comparable period, a decrease of $1,788,571 or 81%. During the three months ended November 30, 2010, the Company recorded a stock-based consultancy fee of $1,783,500. No such expense was incurred during the three months ended November 30, 2011.

Research and Development Expenses

Research and development expenses were $33,717, compared to $32,514 for the comparable period, an increase of $1,203 or 4%. There was no significant fluctuation in research and development expenses.

Income from Operations

Income from operations was $3,112,226, an increase of $1,306,004 or 72%, compared to $1,806,222 for the comparable period.  The increase was primarily attributable to the decrease of $1,745,350 in general and administrative expenses.

Other Income

Other income was $19,988, compared to $57,644 for the comparable period, a decrease of $37,656 or 65%. In September 2010, the Company received a grant from the Dalian Municipal Government in the amount of $44,432. No such grants were received during the three months ended November 30, 2011.

Income Taxes

Provisions for income tax expenses were $800,424 compared to $923,867 for the comparable period, a decrease of $123,443 or 13%.   The decrease resulted primarily from the decrease in gross profit and in profit before taxation in the Company’s PRC subsidiaries.

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

Foreign Currency Translation Gain

The foreign currency translation gain was $34,688, a decrease of $909,629 or 96% compared to $944,317 for the same period in 2010. The decrease resulted from the slowing down of devaluation of US dollar during the three months ended November 30, 2011. The RMB: US$1 exchange rates as of November 30, 2011 and 2010 were 6.3773 and 6.6714, respectively while the average RMB: US$1 exchange rates for six months ended on November 30, 2011 and 2010 were 6.4181 and 6.7519, respectively.

Net Income

Net income was $2,331,790, an increase of $1,391,791 or 148% compared to $939,999 for the comparable period.  The increase in net income resulted primarily from the decrease in general and administrative expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $21,810,394 at the beginning of the six months ended November 30, 2011 and increased to $23,926,083 at the end of the six months ended November 30, 2011, an increase of $2,115,689 or 9.7%. This increase represents the combined effects of cash generated from operating activities in the total amount of $3,956,192 plus the effect of exchange rate changes of $426,665 offset by cash used in investing activities in the total amount of $2,267,168.

As of November 30, 2011, the majority of our cash was held in RMB denominated bank deposits in a single PRC financial institution.

Our decision to maintain high cash reserves is mainly based upon (1) the projected need for new manufacturing equipment for lithium iron phosphate production in fiscal 2012 estimated to be approximately $7.44 million, and (2) the projected purchase of new R&D equipment in the amount of approximately $3 million in fiscal year 2012.

Capital expenditures have historically been necessary to expand the production capacity of our manufacturing operations. Our prospective increase in both production lines and R&D is primarily due to the projected increased demand of our principal product lithium iron phosphate. On the basis of our current cash balances and outlook for the upcoming fiscal year, we believe we have sufficient cash resources to fund the expansion of our LIP production lines from 700 tons to 1,000 tons per annum.

Net Cash Provided by Operating Activities

Net cash provided by our operating activities was $3,956,192, an increase of $2,588,629 or 189% compared to $1,367,563 in the comparable period in 2010. The increase was primarily attributable to the increase of about $2.2 million in accounts payable in this period, incurred in the conversion of two production lines to LIP production.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,267,168 for the six months ended November 30, 2011. The Company purchased additional equipment in the amount of $207,988 and expended $2,059,180 as part of total cost on the conversion of two additional production lines to the production of LIP .

Net cash used in financing activities

There was no net cash generated or used for financing activities for the six months ended November 30, 2011.

Income Taxes

Cash paid for income tax expense was $1,706,022 for the six months ended November 30, 2011, compared to $2658,933 for the six months ended November 30, 2010, a decrease of $952,911 or 36%. The decrease was primarily due to the decrease in gross profit and profit before taxation in the Company’s PRC subsidiaries.

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

Contractual Obligations and Commitments

We are committed under several non-cancelable operating lease agreements, with terms from five to ten years, due through July 25, 2020. Annual lease payments are $17,249 over the next three years, $16,073 for the fourth year, $12,544 for the fifth year and $44,951 for periods thereafter. We have a minimum rental payment obligation totaling $125,315.

The agreement dated November 30, 2010 between Dalian Xinyang High-Tech Development Co., Ltd. (“DLXY”), a wholly owned subsidiary of China Sun Group High-Tech Co., and Henan Huanyu Sai Er New Energy Technology Co., Ltd. (“Huanyu”), and the agreement dated April 20, 2011 between DLXY and Advanced Battery Technologies Inc. (“ABAT”) expired at the end of December 2011 and we have no further obligations under these agreements.  DLXY is currently negotiating the renewal of these agreements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHINA SUN GROUP HIGH-TECH CO.

Date: January 13, 2012	By:	/s/ Guosheng Fu
Name: Guosheng Fu
Title: Chief Executive Officer
(Principle Executive Officer)

Date: January 13, 2012	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Financial and Accounting Officer)