Form 10-Q
period 2012-02-29
CHINA SUN GROUP HIGH-TECH CO
filed 2012-04-13
CIK 1298195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

There are presently 56,212,971 shares of common stock, $0.001 par value, issued and outstanding as of February 29, 2012.

1

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

CHINA SUN GROUP HIGH-TECH CO.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of February 29, 2012 and May 31, 2011	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine Months ended February 29, 2012 and February 28, 2011	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended February 29, 2012 and February 28, 2011	F-4

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months ended February 29, 2012	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-16

CHINA SUN GROUP HIGH-TECH CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 29, 2012 AND MAY 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	February 29, 2012	May 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$27,796,238	$21,810,394
Accounts receivable, trade	4,550,321	2,465,862
Inventories	841,589	610,025
Deposits and prepayments	4,228	1,026

Total current assets	33,192,376	24,887,307

Non-current assets:
Technical know-how, net	2,351,772	2,420,278
Property, plant and equipment, net	29,659,122	27,805,208

TOTAL ASSETS	$65,203,270	$55,112,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,081,287	$-
Income tax payable	539,315	536,647
Other payables and accrued liabilities	1,117,602	1,163,324

Total liabilities	2,738,204	1,699,971

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; none of shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,212,971 and 55,962,971 shares issued and outstanding, respectively	56,213	55,963
Additional paid-in capital	11,858,039	11,790,789
Accumulated other comprehensive income	7,176,336	5,457,233
Statutory reserve	4,396,344	3,342,358
Deferred compensation	(96,000)	(96,000)
Retained earnings	39,074,134	32,862,479

Total stockholders’ equity	62,465,066	53,412,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,203,270	$55,112,793

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012

AND FEBRUARY 28, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended February		Nine months ended February
	29, 2012	28, 2011	29, 2012	28, 2011

Revenues, net	$11,268,804	$13,359,930	$33,471,067	$37,753,217

Cost of revenue (inclusive of depreciation and amortization)	7,366,419	8,753,182	22,120,626	25,367,854

Gross profit	3,902,385	4,606,748	11,350,441	12,385,363

Operating expenses:
Sales and marketing	41,624	47,493	122,663	116,266
Research and development	33,798	33,838	101,470	87,285
General and administrative	529,005	858,580	1,379,469	3,454,394

Total operating expenses	604,427	939,911	1,603,602	3,657,945

INCOME FROM OPERATIONS	3,297,958	3,666,837	9,746,839	8,727,418

Other income:
Subsidy income	-	291	-	44,722
Interest income	20,550	14,240	54,111	38,091

INCOME BEFORE INCOME TAXES	3,318,508	3,681,368	9,800,950	8,810,231

Income tax expense	(869,765)	(1,021,688)	(2,535,309)	(2,779,817)

NET INCOME	$2,448,743	$2,659,680	$7,265,641	$6,030,414

Other comprehensive income:
- Foreign currency translation gain	678,626	650,847	1,719,103	1,702,407

COMPREHENSIVE INCOME	$3,127,369	$3,310,527	$8,984,744	$7,732,821

Net income per share – Basic and diluted	$0.04	$0.05	$0.13	$0.11

Weighted average common stock outstanding – Basic and diluted	55,998,685	55,639,638	55,974,964	54,693,341

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

AND FEBRUARY 28, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended February
	29, 2012	28, 2011
Cash flows from operating activities:
Net income	$7,265,641	$6,030,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,679,459	1,223,915
Amortization of technical know-how	139,258	132,679
Shares issued for services, non-cash	67,500	2,064,125
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,984,158)	(125,965)
Inventories	(210,471)	586,798
Deposits and prepayments	(3,129)	(536,805)
Accounts payable, trade	1,067,124	(1,999,474)
Customer deposits	-	187,520
Income tax payable	(13,254)	(892,542)
Other payables and accrued liabilities	(10,154)	(54,348)

Net cash provided by operating activities	7,997,816	6,616,317

Cash flows from investing activities:
Purchase of plant and equipment	(2,750,564)	(52,513)

Net cash used in investing activities	(2,750,564)	(52,513)

Effect of exchange rate changes on cash and cash equivalents	738,592	819,493

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,985,844	7,383,297

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,810,394	18,017,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,796,238	$25,400,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,548,564	$3,742,036
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other				Total
	No. of share	Amount	No. of share	Amount	paid-in capital	comprehensive income	Statutory reserve	Deferred compensation	Retained earnings	stockholders’ equity

Balance as of June 1, 2011	-	$-	55,962,971	$55,963	$11,790,789	$5,457,233	$3,342,358	$(96,000)	$32,862,479	$53,412,822

Net income for the period	-	-	-	-	-	-	-	-	7,265,641	7,265,641

Stock-based compensation	-	-	250,000	250	67,250	-	-	-	-	67,500

Appropriations to statutory reserve	-	-	-	-	-	-	1,053,986		(1,053,986)	-

Foreign currency translation adjustment	-	-	-	-	-	1,719,103	-	-	-	1,719,103

Balance as of February 29, 2012	-	$-	56,212,971	$56,213	$11,858,039	$7,176,336	$4,396,344	$(96,000)	$39,074,134	$62,465,066

See accompanying notes to condensed consolidated financial statements.

CHINA SUN GROUP HIGH-TECH CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

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

In the opinion of management, the consolidated balance sheet as of May 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended February 29, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 2012 or for any future periods.

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

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company maintains cash balances at one financial institution in the PRC, which are maintained by China Citic Bank. The Company has cash concentration risk of $27,794,214 as of February 29, 2012.

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

Inventories include material, labor and manufacturing overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of February 29, 2012, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended February 29, 2012 and February 28, 2011 were $46,811 and $44,803, respectively, which was recorded in cost of revenue.

Amortization expense for the nine months ended February 29, 2012 and February 28, 2011 were $139,258 and $132,679, respectively, which was recorded in cost of revenue.

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

Depreciation expense for the three months ended February 29, 2012 and February 28, 2011 were $593,509 and $413,766, which included $531,486 and $277,271 in cost of revenue, respectively.

Depreciation expense for the nine months ended February 29, 2012 and February 28, 2011 were $1,679,459 and $1,223,915, which included $1,494,239 and $1,020,584 in cost of revenue, respectively.

CHINA SUN GROUP HIGH-TECH CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

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

For the nine months ended February 29, 2012 and February 28, 2011, the Company did not have any interest and penalties associated with tax positions. As of February 29, 2012, the Company did not have any significant unrecognized uncertain tax positions.

CHINA SUN GROUP HIGH-TECH CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	February 29, 2012	February 28, 2011
Period-end RMB:US$1 exchange rate	6.3073	6.5830
Average period RMB:US$1 exchange rate	6.3910	6.7079

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the nine months ended February 29, 2012, the Company operates one reportable business segment in the PRC.

•	Stock based compensation

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

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

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

NOTE - 4      ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the periods ended February 29, 2012 and February 28, 2011.

NOTE - 5      OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of:

	February 29, 2011	May 31, 2011

VAT payable	$256,329	$216,198
Welfare payable	451,475	438,326
Payable to equipment vendors	164,254	223,043
Accrued operating expenses	117,544	157,757
Other payable	128,000	128,000
Other payables and accrued liabilities	$1,117,602	$1,163,324

CHINA SUN GROUP HIGH-TECH CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 6      STOCKHOLDERS’ EQUITY

On February 15, 2012, the Company issued an aggregate of 250,000 shares of common stock to its CEO and CFO for executive compensation pursuant to the employment agreements dated November 15, 2010, at the current fair value of $0.27 per share, totaling $67,500.

As of February 29, 2012, the issued and outstanding common stock of the Company is 56,212,971 shares.

NOTE - 7      INCOME TAXES

For the nine months ended February 29, 2012 and February 28, 2011, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended February
	29, 2012	28, 2011
Tax jurisdiction from:
– Local	$(334,355)	$(2,335,805)
– Foreign	10,135,305	11,146,036
Income before income taxes	$9,800,950	$8,810,231

The provision for income taxes consisted of the following:

	Nine months ended February
	29, 2012	28, 2011
Current tax:
– Local	$-	$-
– Foreign	2,535,309	2,779,817

Deferred tax:
– Local	-	-
– Foreign	-	-

Income tax expense	$2,535,309	$2,779,817

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

As of February 29, 2012, the operation in the United States of America incurred $4,032,931 of cumulative operating loss carryforwards for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA SUN GROUP HIGH-TECH CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The PRC

The Company’s PRC subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the nine months ended February 29, 2012 and February 28, 2011 are as follows:

	Nine months ended February
	29, 2012	28, 2011

Income before income taxes	$10,135,305	$11,146,036
Income statutory tax rate	25%	25%
Income taxes calculated at statutory income tax rate	2,533,826	2,786,509

Tax effect of non-deductible items	6,839	4,489
Tax effect on non-taxable items	(5,356)	(11,181)

Income tax expense	$2,535,309	$2,779,817

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of February 29, 2012 and May 31, 2011:

	February 29, 2012	May 31, 2011
Deferred tax assets:
- Net operating loss carryforwards	$1,371,196	$1,257,516
Less: valuation allowance	(1,371,196)	(1,257,516)

Deferred tax assets	$-	$-

As of February 29, 2012, the Company has provided for a full valuation allowance against the aggregate deferred tax assets of $1,371,196 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the nine months ended February 29, 2012, the valuation allowance increased by $113,680, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE - 8      SEGMENT INFORMATION BY PRODUCTS

The Company operates in one reportable operating segment in the production and sales of batteries material in the PRC, as defined by ASC Topic 280. Summarized financial information concerning the Company’s major products is shown in the following table for the three and nine months ended February 29, 2012 and February 28, 2011:

	Three months ended February
	29, 2012	28, 2011

Lithium iron phosphate	$4,437,173	$3,828,224
Cobaltosic oxide	6,831,631	9,531,706

	$11,268,804	$13,359,930

CHINA SUN GROUP HIGH-TECH CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended February
	29, 2012	28, 2011

Lithium iron phosphate	$12,632,663	$9,764,849
Cobaltosic oxide	20,838,404	27,988,368

	$33,471,067	$37,753,217

NOTE - 9      CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)      Major customers

For the three and nine months ended February 29, 2012 and February 28, 2011, the customers who account for 10% or more of revenues of the Company and their outstanding balances at the period-end are presented as follows:

	Three months ended February 29, 2012		February 29, 2012
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,080,837	18%	$571,666
Customer B	1,415,063	13%	443,748
Customer C	1,405,161	12%	574,224
Customer D	1,321,539	12%	458,183
Customer E	1,309,854	12%	401,606

Total:	$7,532,454	67%	$2,449,427

	Nine months ended February 29, 2012		February 29, 2012
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$6,572,372	20%	$571,666
Customer C	4,250,226	13%	574,224
Customer B	4,011,394	12%	443,748
Customer D	3,836,482	11%	458,183
Customer E	3,573,175	11%	401,606
Customer F	3,439,982	10%	335,828

Total:	$25,683,631	77%	$2,785,255

	Three months ended February 28, 2011		February 28, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer E	$2,097,611	16%	$728,767
Customer A	1,897,148	14%	-
Customer D	1,750,724	13%	141,438
Customer C	1,636,534	12%	615,707
Customer F	1,455,164	11%	-

Total:	$8,837,181	66%	$1,485,912

CHINA SUN GROUP HIGH-TECH CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended February 28, 2011		February 28, 2011
	Revenues	Percentage of revenues	Trade accounts receivable

Customer E	$5,883,623	16%	$728,767
Customer C	5,174,977	14%	615,707
Customer B	4,746,223	13%	-
Customer D	4,410,112	12%	141,438
Customer F	3,729,575	10%	-

Total:	$23,944,510	65%	$1,485,912

All of the customers are located in the PRC.

(b)	Major vendors

For the three and nine months ended February 29, 2012 and February 28, 2011, the vendors who account for 10% or more of purchases of the Company and their outstanding balances at the period-end are presented as follows:

	Three months ended February 29, 2012		February 29, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$2,234,099	36%	$-
Vendor B	1,290,925	21%	-
Vendor C	1,242,267	20%	-

Total:	$4,767,291	77%	$-

	Nine months ended February 29, 2012		February 29, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$7,534,622	38%	$-
Vendor B	3,862,315	20%	-
Vendor C	3,681,460	19%	-

Total:	$15,078,397	77%	$-

	Three months ended February 28, 2011		February 28, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$3,288,297	40%	$-
Vendor C	1,810,174	22%	-
Vendor B	1,683,052	21%	-

Total:	$6,781,523	83%	$-

CHINA SUN GROUP HIGH-TECH CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended February 28, 2011		February 28, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$8,870,208	39%	$-
Vendor C	5,271,443	23%	-
Vendor B	4,800,740	21%	-

Total:	$18,942,391	83%	$-

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

NOTE - 10      COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

The Company’s subsidiary operating in PRC was committed under several non-cancelable operating leases for the terms from 5 to 10 years, with monthly rentals, due through July 2020. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $9,388 and $12,050 for the nine months ended February 29, 2012 and February 28, 2011.

As of February 29, 2012, the Company has the future minimum rental payments under the operating lease agreements in the next five years and thereafter, as follow:

Year ending February 28,
2013	$17,440
2014	17,440
2015	17,440
2016	15,062
2017	12,684
Thereafter	42,279

Total:	$122,345

CHINA SUN GROUP HIGH-TECH CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)	Employment contracts commitment

Under the employment agreement dated November 15, 2010, the Company is committed to grant Mr. Guosheng Fu, the Chief Executive Officer, up to an aggregate amount of 450,000 shares of the Company’s common stock. The Company agreed to issue 150,000 shares of its common stock to him on each of December 31, 2010, 2011, and 2012, each, an award date, subject to his continuous service on each award date.

Under the employment agreement dated November 15, 2010, the Company is also committed to grant Ms. Mingfen Liu, the Chief Financial Officer, up to an aggregate amount of 300,000 shares of the Company’s common stock. The Company agreed to issue 100,000 shares of its common stock to her on each of December 31, 2010, 2011, and 2012, each, an award date, subject to her continuous service on each award date.

On February 15, 2012, the Company issued an aggregate of 250,000 shares of common stock to its CEO and CFO, which were awarded to them on December 31, 2011 pursuant to the employment agreements dated November 15, 2010. As of February 29, 2012, the Company issued an aggregate 500,000 shares of common stock under these employment agreements and is committed to issue the remaining 250,000 shares of its common stock to the executive officers in the next twelve months.

NOTE - 11      SUBSEQUENT EVENTS

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

The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the factors discussed above in the section entitled “Risk Factors” and the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;

•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	the risk that we lose any of our current major customers ;

•	investor sentiment; and
•	our reputation.

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

Overview

We believe we are one of the leading producers of cathode materials for lithium ion batteries in China. We currently produce cobaltosic oxide and lithium iron phosphate (“LIP”). With the latest technological know-how, innovative manufacturing processes, state-of-the-art manufacturing equipment and substantial manufacturing capacity, we have evolved into a market leader in China and one of the most innovative and respected manufacturers of cathode materials for lithium ion batteries.

Since 2007, we have engaged in the manufacturing, marketing and distribution of cobaltosic oxide. In 2008 we successfully developed proprietary processes for the manufacture of LIP. We began manufacturing LIP in quantity in the second quarter of fiscal year 2011. Since then, we have focused on expanding sales and increasing production of LIP. Originally, we had seven cobaltosic oxide production lines and five lithium cobalt oxide production lines. By the end of fiscal year 2011, we had converted three of our seven cobaltosic oxide and three of our five lithium cobalt oxide production lines to LIP production lines.

During this quarter, we completed converting our two remaining original lithium cobalt oxide production lines to the production of LIP, we currently have a total of four cobaltosic oxide production lines and eight LIP production lines along with the corollary process flow equipment. Currently, our total annual production capacity is 2,500 tons which includes 1,500 tons of cobaltosic oxide,and 1,000 tons of LIP. The increase in sales of LIP is the primary reason for our increase in gross margins in this quarter and we believe that sales of LIP will continue to represent a larger portion of our gross profits and positively impact our gross margins in the future.

We saw a 7% and 6% decline in the average selling price of cobaltosic oxide and a 3.3% and 1.5% increase in the average selling price of LIP during the three and nine months ended February 29, 2012, respectively. We expect that the demand for LIP will continue to remain strong because: 1) the lithium ion battery industry is an integral part of the new energy sector which has experienced substantial growth, and 2) LIP is becoming the preferred cathode material for lithium ion batteries because of its high level of performance. China has a plan to put one million electric cars on the road by 2015 and lithium-ion (Li) batteries are currently the prevailing battery type for portable electronics and electric cars. In addition, we are seeing most of our existing and potential customers expanding their production of Li batteries. As a result, we will continue our strategy to increase more of our production capacity to the production of LIP. We will also work to stabilize our production levels of cobaltosic oxide. However, if the profit margin for cobaltosic oxide continues to decline, we may decide to shift even more production to LIP.

As a result of our efforts to expand our production and sales of LIP, net revenues from the sale of LIP increased by 16% to $4.44 million for the three months ended February 29, 2012 and production increased by 12% to 230 tons compared to the same period in fiscal 2011, while net revenues from the sale of cobaltosic oxide declined by 28% to $6.83 million and production declined by 23% to 235 tons compared to the same period in fiscal 2011.

During the nine months ended February 29, 2012, net revenues from the sale of LIP increased by 29% to $12.6 million and production increased by 27% to 660 tons, while net revenues from the sale of cobaltosic oxide declined 26% to $20.8 million and production declined by 20% to 705 tons compared to the same period in fiscal 2011.We expect our production of cobaltosic oxide to continue to decrease if the profit margin for cobaltosic oxide continues to decline and our production and sales of LIP to continue to increase.

During the nine months ended February 29, 2012, we had six major customers: Henan Huanyu Sai Er New Energy Technology Co., Ltd (“Huanyu”); CITIC Guo’an Mengguli Ltd.; Guangzhou Hongsen Material Co., Ltd.; Tianjin B&M Science and Technology Ltd.; Dalian Dahua International Trade Co., Ltd.; and Beijing Easpring Co., Ltd. In the nine months ended February 29, 2012, sales to these customers totaled 77% of our net revenues. We expect that these customers will continue to represent a substantial portion of our sales in the rest of fiscal year 2012. We are working persistently to increase our customer base.

The price of raw materials did not have a significant impact on our financial results during the three and nine months ended February 29, 2012. The major raw materials used to produce cobaltosic oxide are cobalt salt, ferric carbonate and cobaltous oxalate. The major raw materials used to produce LIP are ferric phosphate and lithium carbonate. Our cost of the raw materials to produce cobaltosic oxide did not change substantially, and our cost for LIP raw materials, especially ferric phosphate, declined in part during the nine months ended February 29, 2012 because of the increase in production of one of our suppliers.

Results of Operations

Comparison of Nine Months Ended February 29, 2012 to Nine Months Ended February 28, 2011

Net Revenue

Net revenue was $33,471,067, compared to $37,753,217 for the nine months ended February 28, 2011 (the “Comparable Period”), a decrease of $4,282,150 or 11%. One hundred percent (100%) of the net revenue decrease was attributed to a decrease in sales of our older product cobaltosic oxide. Sales of cobaltosic oxide for the nine months ended February 29, 2012 totaled 705 tons and $20,838,404, a decrease of 184 tons and $7,149,964, or 20% in quantity and 26% in dollar value, from 889 tons and $27,988,368 for the Comparable Period, while sales of LIP for the nine months ended February 29, 2012 totaled 660 tons and $12,632,663, an increase of 142 tons and $2,867,814, or 27% in quantity and 29% in dollar value, from 518 tons and $9,764,849 for the Comparable Period.

Changes in Sales Amount and Volume

	Sales Amount ($)		Change
Product	Q1 - Q3 of 2012	Q1 - Q3 of 2011	$	%
Cobaltosic oxide	20,838,404	27,988,368	-7,149,964	-26%
Lithium iron phosphate	12,632,663	9,764,849	2,867,814	29%
Total	33,471,067	37,753,217	-4,282,150	-11%

	Production Volume (Ton)		Change
Product	Q1 – Q3 of 2012	Q1 –Q3 of 2011	Tons	%
Cobaltosic oxide	705	889	-184	-20%
Lithium iron phosphate	660	518	142	27%
Total	1,365	1,407	-42	-3%

Cost of Revenue

Cost of revenue was $22,120,626, compared to $25,367,854 for the Comparable Period, a decrease of $3,247,228 or 13%. Cost of revenue decreased primarily due to decreased production of cobaltosic oxide and increased production of LIP, which costs less to produce.

Gross Profit

Gross profit was $11,350,441, a decrease of $1,034,922 or 8% from $12,385,363 for the Comparable Period. Overall gross margin was 34% compared to 32.8% in the Comparable Period, an increase of 1.2%. The gross profit margins for cobaltosic oxide and LIP were 22% and 53%, respectively, compared to 26% and 51%, respectively for the ComparablePeriod. The decrease in gross profit margins for cobaltosic oxide was primarily attributable to a reduction in the average selling price of cobaltosic oxide from $31,483 per ton for the Comparable Period to $29,558 per ton in the current period. Gross profit margins for LIP increased approximately 2%, of which approximately 0.5% was due to an increase in the average selling price of LIP from $18,855 per ton for the Comparable Period to $19,140 per ton in the current period; and approximately 1.5% was due to a reduction in the cost of raw materials.

Sales and Marketing Expenses

Sales and marketing expenses totaled $122,663, compared to $116,266 for the Comparable Period, an increase of $6,397 or 5.5%. The increase was primarily attributable to an increase in salaries paid to our sales personnel.

General and Administrative Expenses

General and administrative expenses were $1,379,469, compared to $3,454,394 for the Comparable Period, a decrease of $2,074,925 or 60%. During the nine months ended February 28, 2011, the Company recorded a stock-based consultancy fee of $1,783,500. No such expense was incurred during the nine months ended February 29, 2012.

Research and Development Expenses

Research and development expenses were $101,470, compared to $87,285 for the Comparable Period, an increase of $14,185 or 16%. The increase was primarily attributable to an increase in salaries and bonuses paid to research and development personnel.

Income from Operations

Income from operations was $9,746,839, an increase of $1,019,421 or 11.7%, compared to $8,727,418 for the Comparable Period. The increase was primarily attributable to the decrease of $2,074,925 in general and administrative expenses.

Other Income

Other income was $54,111, compared to other income of $82,813 for the Comparable Period, a decrease of $28,702 or 35%. In September 2010, the Company received a grant from the Dalian Municipal Government in the amount of $44,722. No such grants were received during the nine months ended February 29, 2012.

Income Taxes

Provisions for income tax expenses were $2,535,309 compared to $2,779,817 for the Comparable Period, a decrease of $244,508 or 8.8%. The decrease resulted primarily from the decrease in gross profit and in profit before taxation in the Company’s PRC subsidiaries.

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware annual reporting requirements. No provision for income taxes in the United States has been made as the Company has no income taxable in the United States. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations.

Foreign Currency Translation Gain

The foreign currency translation gain was $1,719,103, an increase of $16,696 or 0.98% compared to $1,702,407 for the Comparable Period. There was no significant fluctuation in foreign currency translation gain.

Net Income

Net income was $7,265,641, an increase of $1,235,227 or 20% compared to net income of $6,030,414 for the Comparable Period. The increase in net income resulted primarily from the decrease in general and administrative expenses.

Comparison of Three Months Ended February 29, 2012 to Three Months Ended February 28, 2011

Net Revenue

Net revenue was $11,268,804, compared to $13,359,930 for the three months ended February 28, 2011 (the “Prior Period”) , a decrease of $2,091,126 or 16%. One hundred percent (100%) of the net revenue decrease was attributable to a decrease in sales of our older product cobaltosic oxide. Sales of cobaltosic oxide for the three months ended February 29, 2012 totaled 235 tons and $6,831,631, a decrease of 69 tons and $2,700,075, or 23% in quantity and 28% in dollar value, from 304 tons and $9,531,706 for the Prior Period. Sales of LIP for the three months ended February 29, 2012 totaled 230 tons and $4,437,173, an increase of 25 tons and $608,949, or 12% in quantity and 16% in dollar value, from 205 tons and $3,828,224 for the Prior Period.

Changes in Sales Amount and Volume

	Sales Amount ($)		Change
Product	Q3 of 2012	Q3 of 2011	$	%
Cobaltosic oxide	6,831,631	9,531,706	-2,700,075	-28%
Lithium iron phosphate	4,437,173	3,828,224	608,949	16%
Total	11,268,804	13,359,930	-2,091,126	-16%

	Production Volume (Ton)		Change
Product	Q3 of 2012	Q3 of 2011	Tons	%
Cobaltosic oxide	235	304	-69	-23%
Lithium iron phosphate	230	205	25	12%
Total	465	509	-44	-8.6%

Cost of Revenue

Cost of revenue was $7,366,419, compared to $8,753,182 for the Prior Period, a decrease of $1,386,763 or 16%. Cost of revenue decreased primarily due to decreased production of cobaltosic oxide and increased production of LIP, which costs less to produce.

Gross Profit

Gross profit was $3,902,385 a decrease of $704,363 or 15.2% from $4,606,748 for the Prior Period. Overall gross margin was 34.6% compared to 34.5% in the Prior Period. The gross profit margins for cobaltosic oxide and LIP were 22% and 54%, respectively compared to 26% and 55%, respectively for the Prior Period. Although the gross margin for cobaltosic oxide decreased by 4%, the production volume of cobaltosic oxide also decreased and the volume of higher margin product LIP increased. Thus, we were still able to maintain the overall gross margin. The decrease in gross profit margins for cobaltosic oxide was primarily attributable to a reduction in the average selling price of cobaltosic oxide from $31,354 per ton for the three months ended February 28, 2011 to $29,071 per ton for the three months ended February 29, 2012. There were no significant fluctuations in gross profit margins for LIP for the three months ended February 29, 2012 compared with the three months ended February 28, 2011.

Sales and Marketing Expenses

Sales and marketing expenses totaled $41,624, compared to $47,493 for the Prior Period, a decrease of $5,869 or 12%. The decrease was primarily attributable to stricter cost controls in the Company’s PRC subsidiaries.

General and Administrative Expenses

General and administrative expenses were $529,005, compared to $858,580 for the Prior Period, a decrease of $329,575 or 38%. The decrease was mainly due to: i) a reduction in stock-based compensation to $67,500 for this period, compared to $280,625 for the Prior Period; ii) the land and property tax was $118,383 for the prior comparable period, while none occurred in this period.

Research and Development Expenses

Research and development expenses were $33,798, compared to $33,838 for the comparable period, a decrease of $40 or 0.11%. There was no significant fluctuation in research and development expenses.

Income from Operations

Income from operations was $3,297,958, a decrease of $368,879 or 10%, compared to $3,666,837 for the comparable period. The decrease was due to the decrease in gross profit in the Company’s PRC subsidiaries.

Other Income

Other income was $20,550, compared to $14,531 for the comparable period, an increase of $6,019 or 41%. The increase was due to the increase in interest income.

Income Taxes

Provisions for income tax expenses were $869,765 compared to $1,021,688 for the comparable period, a decrease of $151,923 or 15%. The decrease resulted primarily from the decrease in gross profit and in profit before taxation in the Company’s PRC subsidiaries.

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware annual reporting requirements. No provision for income taxes in the United States has been made as the Company has no income taxable in the United States. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations.

Foreign Currency Translation Gain

The foreign currency translation gain was $678,626, an increase of $27,779 or 4% compared to $650,847 for the same period in 2011. The increase resulted from the devaluation of US dollar during the three months ended February 29, 2012. The RMB: US$1 exchange rates as of February 29, 2012 and February 28, 2011 were 6.3073 and 6.5830, respectively, while the average RMB: US$1 exchange rates for nine months ended on February 29, 2012 and February 28, 2011 were 6.3910 and 6.7079, respectively.

Net Income

Net income was $2,448,743, a decrease of $210,937 or 8% compared to $ 2,659,680 for the comparable period. The decrease in net income resulted primarily from the decrease in gross profit and in profit before taxation in the Company’s PRC subsidiaries.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $21,810,394 at the beginning of the nine months ended February 29, 2012 and increased to $27,796,238 at the end of the nine months ended February 29, 2012, an increase of $5,985,844 or 27%. This increase represents the combined effects of cash generated from operating activities in the total amount of $7,997,816 plus the effect of exchange rate changes of $738,592 offset by cash used in investing activities in the total amount of $2,750,564.

As of February 29, 2012, the majority of our cash was held in RMB denominated bank deposits in a single PRC financial institution.

Our decision to maintain high cash reserves is mainly based upon (1) the projected need for new manufacturing equipment for LIP production in fiscal 2012 estimated to be approximately $7.44 million, and (2) the projected purchase of new R&D equipment in the amount of approximately $3 million in the rest of calendar year 2012.

Capital expenditures have historically been necessary to expand the production capacity of our manufacturing operations. Our prospective increase in both production lines and R&D is primarily due to the projected increased demand of our principal product lithium iron phosphate.

Net Cash Provided by Operating Activities

Net cash provided by our operating activities was $7,997,816, an increase of $1,381,499 or 21% compared to $6,616,317 in the comparable period in 2011. The increase was primarily attributable to the increase of about $1 million in accounts payable in this period, incurred in the purchase of raw materials.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,750,564 for the nine months ended February 29, 2012. The Company purchased additional equipment in the amount of $165,683 and expended $2,584,881 to convert the two remaining lithium cobalt oxide production lines to the production of LIP.

Net cash used in financing activities

There was no net cash generated or used for financing activities for the nine months ended February 29, 2012.

Income Taxes

Cash paid for income tax expense was $2,548,564 for the nine months ended February 29, 2012, compared to $3,742,036 for the nine months ended February 28, 2011, a decrease of $1,193,472 or 32%. The decrease was primarily due to the decrease in gross profit and profit before taxation in the Company’s PRC subsidiaries.

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

Contractual Obligations and Commitments

We are committed under several non-cancelable operating lease agreements, with terms from five to ten years, due through July 25, 2020. Annual lease payments are $17,440 over the next three years, $15,062 for the fourth year, $12,684 for the fifth year and $42,279 for periods thereafter. We have a minimum rental payment obligation totaling $122,345.

Employment Contracts Commitment

Under the employment agreements dated November 15, 2010, the Company is committed to grant Mr. Guosheng Fu, the Chief Executive Officer up to an aggregate amount of 450,000 shares of the Company’s common stock. The Company agreed to issue 150,000 shares of its common stock to him on each of December 31, 2010, 2011, and 2012, each, an award date, subject to his continuous service on each award date.

Under the employment agreements dated November 15, 2010, the Company is also committed to grant Ms. Mingfen Liu, the Chief Financial Officer up to an aggregate amount of 300,000 shares of the Company’s common stock. The Company agreed to issue 100,000 shares of its common stock to her on each of December 31, 2010, 2011, and 2012, each, an award date, subject to her continuous service on each award date.

As of February 29, 2012, the Company issued an aggregate 500,000 shares of common stock under these employment agreements and is committed to issue the remaining 250,000 shares of its common stock to the executive officers in the next twelve months.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.      Risk Factors.

Henan Huanyu Sai Er New Energy Technology Co., Ltd. (“Huanyu”) and Advanced Battery Technologies Inc. (“ABAT”) were two of our main customers during the 2011 Calendar year. Our supply agreements with these two customers expired at the end of 2011. Although these customers continue to purchase products from us, we do not have long-term supply agreements with these customers and we cannot guarantee that these or any of our other customers will not cancel existing orders or continue to purchase products from us in the future. The loss of these customers or any of our other major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

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

CHINA SUN GROUP HIGH-TECH CO.

Date: April 13, 2012	By:	/s/ Guosheng Fu
Name: Guosheng Fu
Title: Chief Executive Officer
(Principle Executive Officer)

Date: April 13, 2012	By:	/s/ Ming Fen Liu
Name: Ming Fen Liu
Title: Chief Financial Officer
(Principle Executive Officer)

